Form 10-Q
period 1995-09-30
DESKTOP DATA INC
filed 1995-11-15
CIK 858912

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   September 30, 1995
                                  ------------------

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-26540
                        -------

                               DESKTOP DATA, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                             04-3016142
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification Number)

                               1601 Trapelo Road
                          Waltham, Massachusetts 02154
                    (Address of principal executive offices)

                                 (617) 672-2400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days.  Yes   X  .  No    .
                                        -----      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                 Outstanding at October 31, 1995
-------------------                 -------------------------------

Common Stock, par value $.01            8,502,460

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                               Page Number
Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994...............   3

     Condensed Consolidated Statements of Operations
          for the three months ended and
          the nine months ended September 30, 1995 and 1994......   4

     Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1995 and 1994..   5

     Notes to the Condensed Consolidated Financial Statements....   6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............   9

PART II - OTHER INFORMATION

Item 6(a) - Exhibits.............................................  12

Signatures.......................................................  13

Exhibit Index....................................................  14

Exhibits.........................................................  15


ITEM 1                  DESKTOP DATA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                  (IN THOUSANDS)


                                   September 30,  December 31,
                                       1995           1994
                                   -------------  ------------

ASSETS

Current assets:
  Cash and cash equivalents              $32,360        $4,074
  Accounts receivable                      2,476         2,258
  Prepaid expenses and deposits            1,017           744
                                         -------        ------
      Total current assets                35,853         7,076
                                         -------        ------

Property and equipment, net                1,617         1,088
                                         -------        ------

Other assets                                 123            56
                                         -------        ------
          Total assets                   $37,593        $8,220
                                         -------        ------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                        $ 1,462    $   422
      Accrued expenses                                          2,532      1,629
      Currently redeemable Series B preferred stock                 -      1,896
      Currently redeemable Series C preferred stock                 -        210
      Deferred revenue, current                                 9,707      7,564
      Obligation under capital lease, current                      25         19
                                                              -------    -------
                Total current liabilities                      13,726     11,740
                                                              -------    -------

Obligation under capital lease, noncurrent                         57         62
                                                              -------    -------

Deferred revenue, noncurrent                                       50         57
                                                              -------    -------

Redeemable preferred stock, $.01 par value
      Series B-authorized, issued and outstanding-
        13,500 shares                                           1,369          -
      Series D-authorized, issued and outstanding-
        20,000 shares                                               -      2,439

Stockholders' equity (deficit):
      Series A convertible preferred stock                          -         53
      Preferred Stock, $.01 par value-
        Authorized, issued and outstanding-none                     -          -
      Common stock, $.01 par value-
        Authorized-15,000,000 shares
        Issued and outstanding-8,502,188 shares and
        2,642,213 shares, respectively                             85         26
      Additional paid in capital                               29,745      2,480
      Accumulated deficit                                      (7,439)    (8,606)
                                                              -------    -------
                                                               22,391     (6,047)
      Less-treasury stock, at cost-no shares at September
         30, 1995 and 29,485 shares at December 31, 1994            -         31
                                                              -------    -------
        Total stockholders' equity (deficit)                   22,391     (6,078)
                                                              -------    -------
                Total liabilities &
                stockholders' equity (deficit)                $37,593    $ 8,220
                                                              -------    -------




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                            1995       1994      1995       1994
                                         ---------  ---------  ---------  ---------

Subscription and royalty revenues          $5,609      $3,475   $15,430     $ 9,005
Other revenues                                334         428     1,012       1,146
                                           ------      ------   -------     -------
  Total revenues                            5,943       3,903    16,442      10,151

Cost of revenues                            1,631       1,080     4,534       2,822
Customer support expenses                     683         546     1,813       1,332
Development expenses                          747         457     2,036       1,354
Sales and marketing expenses                2,271       1,577     6,416       4,441
General and administrative expenses           281         226       835         640
                                           ------      ------   -------     -------
  Total costs and expenses                  5,613       3,886    15,634      10,589
                                           ------      ------   -------     -------

  Income (loss) from operations               330          17       808        (438)

Interest income (expense), net                283          27       440          57
                                           ------      ------   -------     -------

Income (loss) before provision
  for income taxes                            613          44     1,248        (381)

Provision for income taxes                     49           0        81           0
                                           ------      ------   -------     -------

  Net income (loss)                        $  564      $   44   $ 1,167     $  (381)
                                           ------      ------   -------     -------

Pro forma net income (loss) per
  common and common equivalent
  share (Note 1)                            $0.07      $    -      $0.15      $(0.07)
                                           ------      ------    -------     -------

Pro forma weighted average number
  of common and common equivalent
  shares outstanding (Note 1)               7,935       6,793     7,219       6,661
                                           ------      ------   -------     -------




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1995           1994
                                                                  ----------     ----------
Cash flows from operating activities:
      Net income (loss)                                              $  1,167      $   (381)
      Adjustments to reconcile net income (loss) to net
           cash provided by operating activities
      Depreciation                                                        371           227
    Changes in assets and liabilities:
          Accounts receivable                                            (218)         (220)
          Prepaid expenses and deposits                                  (273)         (302)
          Accounts payable                                              1,040           (57)
          Accrued expenses                                                903           699
          Deferred revenue                                              2,136         1,352
                                                                     --------      --------

                Net cash provided by operating activities               5,126         1,318
                                                                     --------      --------

Cash flows from investing activities:
      Purchase of property & equipment                                   (881)         (513)
      Increase in other assets                                            (67)          (24)
                                                                     --------      --------

                Net cash used in operating activities                    (948)         (537)
                                                                     --------      --------

Cash flows from financing activities:
      Proceeds from Initial Public Offering,
         net of issuance costs                                         26,711             -
      Payments of preferred stock dividends                            (2,638)            -
      Purchase and retirement of treasury stock                            (2)           (4)
      Proceeds from exercise of stock options                              54            20
      Payments on obligation under capital lease                          (17)          (11)
                                                                     --------      --------

                Net cash provided by financing activities              24,108             5
                                                                     --------      --------

Increase in cash and cash equivalents                                  28,286           786
Cash and cash equivalents, beginning of period                          4,074         2,209
                                                                     --------      --------

Cash and cash equivalents, end of period                             $ 32,360      $  2,995
                                                                     --------      --------

Supplemental disclosure of cash flow information
      Cash paid during the period for income taxes                   $     19      $      -
                                                                     ========      ========

Supplemental disclosure of noncash transactions:
      Equipment acquired under capital lease
        obligation                                                   $     17      $      -
                                                                     ========      ========

      Accretion of dividends on redeemable
        preferred stock                                              $    233      $    263
                                                                     ========      ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



I.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The consolidated financial statements of Desktop Data, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's Form S-1 dated August 11, 1995. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Desktop Data Canada, Inc. and Desktop Data Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  At September 30, 1995, cash and cash equivalents included approximately $24,700,000 in repurchase agreements, $5,298,000 in money market investments, and $986,000 in U.S. Treasury Bills.

Pro forma Net Income (Loss) Per Common and Common Equivalent Share

  For the three and nine month periods ended September 30, 1995 and 1994, pro forma net income (loss) per common and common equivalent share is computed by dividing net income (loss), less the charge for the accretion of the Series B preferred stock, by the pro forma weighted average number of common and dilutive common stock equivalent shares outstanding during that period, plus the weighted average number of shares of common stock issuable upon conversion of all shares of Series A, Series C and Series D preferred stock and the weighted average number of shares of common stock issued in the initial public offering sufficient to generate proceeds for the payment of dividends on the Series A preferred stock which were paid upon consummation of the initial public offering. Stock options granted after July 1, 1994 have been reflected as outstanding for all periods presented, using the treasury stock method required by the Securities and Exchange Commission. Other common stock equivalents have not been included for the periods presented, as the amounts would be antidilutive. Historical net income (loss) per share data has not been presented, as such information is not considered to be relevant or meaningful.

2.  STOCKHOLDERS' EQUITY (DEFICIT)

Initial Public Offering

  On August 11, 1995, the Company completed an initial public offering of 1,977,000 shares of its common stock, including 300,000 shares granted to the underwriters upon exercise of their over-allotment option. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses, were approximately $26,711,000.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Convertible Preferred Stock

Concurrent with the above offering, the following transactions occurred:

  Upon the closing of the initial public offering, the Series A, Series C and Series D preferred stock was converted into an aggregate of 3,847,123 shares of common stock. In addition, the Company paid cash dividends of approximately $2,009,000 and $629,000 on the Series A and Series B preferred stock, respectively.

  In accordance with the underlying agreement, the mandatory redemption requirement related to the Series B preferred stock was relieved upon the Company's initial public offering as the offering price exceeded $13.10 per share. As such, the currently redeemable portion of the Series B has been reclassified to long-term in the September 30, 1995 consolidated balance sheet.

  On June 26, 1995, the Company's stockholders approved a new class of undesignated preferred stock, which became effective upon the closing of the Company's initial public offering.

3.  STOCK SPLIT

  On June 26, 1995, the Company's stockholders approved a 1-for-2.25 reverse stock split of the common stock. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

4.  STOCK PLANS

1995 Stock Plan

  On June 26, 1995, the Company's stockholders approved the 1995 Stock Plan (the 1995 Plan). The 1995 Plan is administered by the Board of Directors and provides for stock awards, direct purchases and the grant of options to purchase shares of the Company's common stock. A maximum of 625,000 shares may be issued under this plan. As of September 30, 1995, the Company has not made any grants or awards under this plan.

1995 Non-Employee Director Stock Option Plan

  On June 26, 1995, the Company's stockholders also approved the 1995 Non-Employee Director Stock Option Plan (the 1995 Director Plan), for which 100,000
shares of the Company's common stock have been reserved.   The purpose of the
1995 Director Plan is to attract and retain qualified persons who are not also officers or employees of the Company (the Eligible Directors) to serve as Directors of the Company. Under the 1995 Director Plan, any Eligible Director shall automatically be granted an option to purchase 5,000 shares of common stock on the effective date of election at an option price equal to the fair market value on the date of grant, and an option to purchase 2,500 shares of the common stock on the date of each successive Annual Meeting of the Stockholders, if such Director has attended at least 75% of the meetings of the Board during the past fiscal year. Options granted under this plan expire ten years from the date of grant. As of September 30, 1995, the Company has not made any grants under this plan.

                    DESKTOP DATA, INC. AND ITS SUBSIDIARIES
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (UNAUDITED)



1995 Employee Stock Purchase Plan

  On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semi-annual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed $25,000 in any year). At September 30, 1995, 175,000 shares of common stock were reserved for purchases under the 1995 Purchase Plan. As of September 30, 1995, there have been no purchases to date under the 1995 Purchase Plan.

5.  COMMITMENTS

  On August 31, 1995, the Company entered into an operating lease for office facilities, expected to commence in January, 1996 and expiring in fiscal 2003. The Company will pay out a total of approximately $2.3 million in monthly lease payments over the period of the lease. The Company has paid approximately $76,000 related to an initial security deposit on the lease.

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Desktop Data, through its NewsEDGE service and software, delivers a large variety of news and information sources in real time to personal computers and workstations installed on LANs, automatically monitors and filters the news, and alerts the users to stories of interest to them.

  The Company's revenues consist primarily of NewsEDGE subscription fees and related royalties received from news providers in connection with sales of their newswires through NewsEDGE. Historically, royalties have constituted less than 10% of this amount. The Company's other revenues consist principally of NewsEDGE installation services and related computer hardware system sales, and non-recurring custom development projects related to the Company's software.

  NewsEDGE subscriptions are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. NewsEDGE subscription revenues are recognized ratably over the subscription term, beginning on installation of the NewsEDGE service. Accordingly, a substantial portion of the Company's revenues are recorded as deferred revenues until they are recognized over the license term. The Company does not capitalize customer acquisition costs.

  Certain newswires offered by the Company through NewsEDGE are purchased by the customer directly from the news provider and payments are made directly from the NewsEDGE customer to the provider. For some of these newswires, the Company receives ongoing royalties on payments made by the customer to the news provider, and those royalties constitute part of the Company's subscription and royalty revenues. For other newswires that are resold by Desktop Data to the NewsEDGE customer, the Company includes a fee for the newswire in the NewsEDGE subscription fee paid by the customer and pays a royalty to the news provider. Such royalties are included in the Company's cost of revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

  Total revenues increased 52%, from $3.9 million for the three months ended September 30, 1994 to $5.9 million for the three months ended September 30, 1995. Year-to-date total revenues increased 62% to $16.4 million as compared to $10.2 million for the same nine month period last year. In the third fiscal quarter, subscription and royalty revenues increased 61% to $5.6 million, up from $3.5 million for the same period in 1994. Year-to-date subscription and royalty revenues increased 71% to $15.4 million from $9.0 million for the nine months ended September 30, 1995 and 1994, respectively. Other revenues decreased 22% to $334,000 and 12% to $1.0 million, respectively, for the three and nine month periods ended September 30, 1995, from $428,000 and $1.1 million, respectively, for the same periods in 1994. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news. The decrease in other revenues was due to fewer computer hardware system sales and non-recurring custom development projects offset by increased installations.

  The number of installed customers increased from 250 customers at September 30, 1994, to 313 customers at September 30, 1995, an increase of 25%. The number of authorized users within customer organizations increased from 34,900 users at September 30, 1994 to 68,915 users at September 30, 1995, an increase of 97%. The average users per customer increased from 130 users at September 30, 1994 to 212 users at September 30, 1995, an increase of 63%. The Company's average revenues per customer increased from $40,474 for the nine months ended September 30, 1994 to $54,330 for the nine months ended September 30, 1995, an increase of 34%.

  Cost of revenues as a percentage of total revenues decreased slightly to 27% for the three months ended September 30, 1995, as compared to 28% for the three months ended September 30, 1994, and remained constant at 28% for the nine months ended September 30, 1995, and 1994.

  Customer support expenses increased 25% to $683,000 for the three months ended September 30, 1995, as compared to $546,000 for the same period in 1994. Year-to-date customer support expenses increased 36% to $1.8 million for the nine months ended September 30, 1995, as compared to $1.3 million for the same period in 1994. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses declined to 11% for the three and nine month periods ended September 30, 1995 versus 14% and 13%, respectively, for the comparable periods in 1994.

  Development expenses increased 63% to $747,000 for the three months ended September 30, 1995, as compared to $457,000 for the three months ended September 30, 1994. Year-to-date development expenses increased 50% to $2.0 million for the nine months ended September 30, 1995, as compared to $1.4 million for the comparable period in 1994. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development of new features. Development expenses, as a percentage of total revenues, remained relatively constant at 13% and 12% for the three and nine month periods ended September 30, 1995, respectively, and 12% and 13% for the comparable periods in 1994, respectively.

  Sales and marketing expenses increased 44% to $2.3 million and $6.4 million, respectively, for the three and nine month periods ended September 30, 1995, as compared to $1.6 million and $4.4 million for the same periods in 1994. Sales and marketing expenses represented 38% and 39% of revenues for the three and nine months ended September 30, 1995, respectively, as compared to 40% and 44% for the same periods in 1994. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses.

  General and administrative expenses increased 24% to $281,000 from $226,000 for the three months ended September 30, 1995 and 1994, respectively. Year-to-date general and administrative expenses increased 30% to $835,000 from $640,000 for the nine months ended September 30, 1995 and 1994, respectively. The increases in general and administrative expenses were due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, decreased to 5% for the three and nine month periods ended September 30, 1995, versus 6% for the comparable periods in 1994. The decrease as a percentage of total revenues is primarily due to the increase in the Company's revenues, without a corresponding increase in general and administrative expenses.

  Interest income (expense), net increased to $283,000 and $440,000 in the three and nine month periods ended September 30, 1995, respectively, from $27,000 and $57,000 in the comparable periods in 1994 due to both the interest earned on higher cash balances generated from operations and the proceeds from the Company's initial public offering, and higher interest rates paid on invested cash balances.

  No provision for income taxes was made for the three and nine month periods ended September 30, 1994 because the Company experienced a net operating loss for such periods. The provision for income taxes of $49,000 and $81,000 for the three and nine month periods ended September 30, 1995, respectively, represent the alternative minimum tax due under the Internal Revenue Code and state taxes due in states that do not have net operating loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents balance was $32.4 million at September 30, 1995, as compared to $4.1 million at December 31, 1994, an increase of $28.3 million. Net cash generated from operations increased from $1.4 million for the nine months ended September 30, 1994 to $5.1 million for -the comparable period in 1995, due to profitable operations together with the continued growth in subscription fees and increased deferred revenue resulting from advanced payments received from customers. Net cash used for investing activities for the nine months ended September 30, 1995 was $948,000, due primarily to capital expenditures required to support the expansion and growth of the business. Net cash provided by financing activities in the nine months ended September 30, 1995 was $24.1 million (net), $26.7 of net proceeds from the initial public offering, offset by $2.6 million in payments of dividends on Preferred stock.

  The Company believes that its current cash balances and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future.

                               DESKTOP DATA, INC.



PART II - OTHER INFORMATION

Item 6(a) - EXHIBITS

     Exhibit 10.1 - Lease

     Exhibit 11.1 - Computation of Earnings Per Share

Item 6(b) - REPORTS ON FORM 8K

     No reports on Form 8K have been filed during the quarter for which this report is filed.

                               DESKTOP DATA, INC.



SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DESKTOP DATA, INC.
                                               (Registrant)



Date:  November 14, 1995                 /s/   Edward R. Siegfried
                                        -----------------------------
                                        Edward R. Siegfried
                                        Vice President--Finance and Operations
                                        Treasurer and Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.                   Description             Page
-------------      ---------------------------------  ----

  10.1         -   Lease for 80 Blanchard Road          15

  11.1         -   Computation of earnings per share    93
