Form 10-K
period 1995-12-31
DESKTOP DATA INC
filed 1996-03-27
CIK 858912

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required).
         For the year ended:   December 31, 1995
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                        Commission File Number  0-26540

                              DESKTOP DATA, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      04-3016142
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

80 BLANCHARD ROAD, BURLINGTON, MASSACHUSETTS               01803
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (617) 229-3000

          Securities registered pursuant to Section 12(g) of the Act:


                              Title of Each Class
                              -------------------
                         Common Stock, $.01 Par Value

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No ___.
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 29, 1996, was approximately $152.4 million (based upon the closing bid price of the Registrant's Common Stock on February 29, 1996, of $30.50 per share).

     The number of shares outstanding of the Registrant's $.01 par value Common Shares as of February 29, 1996 was 8,529,864.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1995. Portions of such proxy statement are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS
-----------------

  Desktop Data is the leading independent provider of customized, real-time news and information delivered to knowledge workers over their organizations' local area networks. The Company's NewsEDGE service currently delivers over 500 news and information sources in real time to users' personal computers, automatically monitors and filters the news according to pre-established personal interest profiles, and alerts users to stories matching their profiles. The NewsEDGE service is used by executives, salespeople, marketers, lawyers, accountants, consultants, bankers and financial professionals throughout customer organizations. As of December 31, 1995, NewsEDGE was installed by 335 customers, representing approximately 81,000 authorized users.


BACKGROUND

  The market for business information services is undergoing significant change, driven by rapid growth in the amount of available information, increasingly competitive global industry environments and increased requirements for professionals to improve the quality and timeliness of the information they receive. An industry source has estimated that businesses and organizations in the United States spent over $28 billion in 1994 on business information services. At the same time, the increasing power and declining cost of PCs, LANs and related software has fueled widespread investment in and adoption of distributed computing and communications systems utilizing client/server architectures. According to industry sources, by the end of 1994 over 66 million PCs worldwide were connected to LANs, at an estimated annual cost for equipment, installation and support of $8,200 for each PC.

  The decentralization of decision making and accountability in large organizations has created a need for the widespread distribution of business information to knowledge workers across a number of disciplines and at different levels within the organization. At the same time, the accelerating pace of business activity, stimulated by global competitiveness and advanced electronic communication, has created a need for business information to be more current, timely and easy to access and use.

  While the demand for business information has created a profusion of information sources, including on-line services and, most recently, traditional print media taking electronic initiatives such as establishing World Wide Web sites on the Internet, these sources by themselves have not addressed the need for that information to be readily available to knowledge workers on the desktop systems that they use at work every day. Traditional electronic information sources often require stand-alone proprietary hardware systems and are typically accessed by centralized, specially trained library personnel who pass the information on to the knowledge workers who request it. This approach makes access to information relatively costly and time-consuming, discourages widespread use of an organization's electronic information resources, and fails to provide immediate notice of important breaking news. Consequently, traditional approaches to accessing electronic information are not well suited to meeting knowledge workers' needs in a fast-paced and competitive global economy with decentralized decision making and accountability.

  Traditional electronic information sources also have not generally taken advantage of the large investment in LAN infrastructure. While the major investment in LAN infrastructure by large organizations has connected knowledge workers to each other and allowed them to communicate and work together through E-mail, groupware and other client/server applications, to date it has not been used effectively to connect them to external information sources. As a result, the demand for organizations to widely distribute customized news on a timely basis to workers who need it has not been satisfied.


THE NEWSEDGE SOLUTION

  Desktop Data's NewsEDGE service allows knowledge workers to take advantage of the abundance of news and information available to their organizations. The Company installs its NewsEDGE software on a dedicated, customer-owned network server which is connected to the customer's LAN. Desktop Data arranges for the delivery to the server of real-time news and information from the customer's choice of over 100 newswires, aggregating news and information from over 500 sources. The news is filtered to reflect personal profiles that have been established by each user on the user's desktop or laptop computer, and is delivered in real time, 24 hours a day, seven days a week. When a news story matching a user's personal profile arrives, the user is notified by a visual and audio alert, even if the user is then working in another application. When the user's computer is not on or is not connected to the LAN, stories matching that user's profile are stored by the server and delivered when the user's computer is re-activated. NewsEDGE stores approximately 90 days of news stories in a database on the NewsEDGE server, whether or not the stories have matched a profile, and enables users to quickly search the entire database at no additional charge.

  NewsEDGE is distinguished from the information offerings of individual news providers because it integrates the newswires from a number of competitive sources into a single, comprehensive service offering. It is different than on-line systems because it is implemented on customer LANs and PCs where news can be profiled and distributed to all LAN users at a fixed, predictable cost. Unlike traditional on-line services, which require users to dial out and pull information when they think of it, NewsEDGE automatically pushes news to knowledge workers on their own PCs. NewsEDGE leverages the existing LAN investment of business organizations and enables broad access to real-time news from multiple highly respected news sources. NewsEDGE alerts knowledge workers to important developments affecting their business, giving them an opportunity to gain an edge on competitors.

THE NEWSEDGE SERVICE

  The Company's NewsEDGE service was designed to operate in a client/server environment. The Company installs its NewsEDGE software on a dedicated, customer-owned network server which receives broadcast news on a 24 hour per day basis. Desktop Data arranges for the communication of news selected by the customer to the server through leased telephone lines, satellites or FM sideband transmission.

  NewsEDGE server software manages the receipt of news from multiple news sources over the communications vehicle arranged by the Company. Incoming stories are tested against the interest profiles of all NewsEDGE users on the LAN and alerts are sent to each user in accordance with the user's own profile. All stories received by the server are indexed by full text, ticker symbols, subject codes and dates and added to a news history database to support subsequent searching and retrieval. Typically, approximately 90 days of history of stories received, regardless of whether the stories have matched a profile, are maintained for user inquiry on the NewsEDGE server on the customer LAN.

  NewsEDGE client software manages the user's interface with the news. The NewsEDGE client software provides an easy-to-use graphical user interface that permits users to readily create and modify personalized profile lists of words, phrases and ticker symbols for news monitoring and alerting. When a news story matching a user's personal profile arrives, the user is notified by a visual and audio alert, even if the user is then working in another application. Users can also conduct immediate searches of news stored in the NewsEDGE server using Boolean search techniques, key words or phrases, ticker symbols and subject codes.

  NewsEDGE software also provides links to other applications. Using NewsEDGE linkage and dynamic data exchange capabilities, tabular data in news stories may be cut and pasted into spreadsheets and text may be cut and pasted into word processing or E-mail software. For example, using NewsEDGE a user may be alerted to the release of quarterly financial results by a company the user follows, retrieve financial statements just released by the company, and copy those financial statements directly into a spreadsheet, where the data may be immediately analyzed and manipulated. In addition, the Company is developing interfaces to on-line resources provided by other news and information providers. See "Development."

  NewsEDGE is designed with client-server architecture to leverage customers' LAN investments. NewsEDGE operates on Windows NT and OS/2 servers. It supports many different desktop systems including Windows, Macintosh, OS/2, Windows NT and the most common versions of UNIX. NewsEDGE supports multiple LAN configurations, including Novell Netware, Banyan VINES and TCP/IP, broadcast, point-to-point, session and mixed protocols. NewsEDGE also supports server to server connections to groupware, E-mail, quotation and other applications on customer LANs, including Lotus Notes, Reuters RT3 and Teknekron Marketsheet. NewsEDGE provides its own application programming interface which is available for generalized, open system connection to an application server.

NEWS AND INFORMATION PROVIDERS

  Desktop Data has contracted with providers to make available through the NewsEDGE service over 100 newswires, aggregating news and information from over 500 news sources. News and information sources currently available on NewsEDGE include newswires from AFP/Extel News Limited ("AFX"), The Associated Press, Inc. ("The Associated Press"), Dow Jones & Company, Inc. ("Dow Jones"), Knight-Ridder/Tribune Information Services, L.P., Nihon Shimbun America, Inc. ("Nikkei") (English language Japanese news) and Reuters America, Inc. ("Reuters"), as well as the text of stories in The Financial Post (Toronto), Financial Times (London), The New York Times News Service, USA Today and The Wall Street Journal. Also available on NewsEDGE are the business sections of over 100 North American newspapers, periodicals such as Forbes, Fortune, InfoWorld, MacWeek and PC Week and newsletters such as those distributed by American Banker and Phillips Business Information Services, Inc.

  Newswires are delivered to customer LANs through one or more of three delivery vehicles: leased telephone lines; direct satellite transmission; and FM sideband transmission. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, Desktop Data's role is to arrange the communications between the news provider and the NewsEDGE customer's server. For newspapers, newsletters, magazines and other sources which do not have their own broadcast communications capabilities, news and information are delivered to the Company's news consolidation facility in Burlington, Massachusetts, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers by a common carrier communications provider (currently Mainstream Data, Inc.).

PRICING

  NewsEDGE customers are charged an annual subscription fee for the NewsEDGE service, plus a one-time installation fee. The subscription fee includes the NewsEDGE software, ongoing customer support, and the customer's choice of newswires. Pricing varies depending on the number and type of platforms in the customer's LAN, the number of authorized users and the newswires selected. Current list prices for installation within the United States range from $4,000 to $6,000 per server. There are no separate charges for creating or changing a profile or for conducting searches.

  As a result of the low incremental cost of providing NewsEDGE to additional users, the Company offers substantial volume discounts. For example, the list price for a customer within the United States with 100 authorized users is currently $55,000 per year for NewsEDGE, including a basic package of newswires, for a cost per user per day of $1.51. The same package for 1,000 authorized users lists for $135,000, at a cost per user per day of $0.37. The NewsEDGE list price for this package decreases on a per user basis as the number of users increases.

  Certain newswires, including popular offerings from Dow Jones and Reuters, are billed separately directly by the news provider as an addition to the NewsEDGE subscription fee. Most customers purchase subscriptions for one or more of these newswires.

SALES AND MARKETING

  NewsEDGE is sold and marketed through the Company's direct sales force and marketing staff, which as of December 31, 1995, consisted of 49 full time employees based at eleven locations throughout the United States and Canada and locations in both the United Kingdom and The Netherlands. Because the decision to purchase NewsEDGE is complex and has implications for many different groups and constituencies throughout a customer organization, the Company believes that the education, NewsEDGE demonstrations and follow-through required to make a new customer sale is best done by its own sales staff, which focuses exclusively on NewsEDGE. Desktop Data believes that the size and experience of its sales force provide the Company with a competitive advantage. The Company's new account selling is concentrated on major corporations, financial institutions and government agencies where timely news has high value, where there are numerous LAN users and where NewsEDGE cost economies of scale can provide the greatest benefit.

  NewsEDGE is generally sold pursuant to annual subscriptions that renew automatically unless notice of termination is provided prior to the end of the term. The Company sales team responsible for making the initial sale is also responsible for renewals and trade-ups. Trade-ups include the purchase by the customer of additional newswires, the authorization of more users and the acquisition of additional NewsEDGE servers. The Company's experienced direct sales force and significant investments in development and customer support have resulted in annual renewal rates of at least 90% for each of the last five years.

  To expand its service offerings and assist its sales force in selling NewsEDGE, the Company has entered into development and joint marketing relationships with various corporate partners. For example, the Company has contracted with Reuters and Teknekron to adapt NewsEDGE for use in conjunction with products sold by each of these companies to the trading floors of financial services firms, and to jointly market the resulting service. Similarly, Desktop Data has contracted with NBC Desktop to make NBC Desktop's television and video offerings available through NewsEDGE and to jointly market this service.

  Under agreements with Lotus and Microsoft, the Company is provided with access to alpha and beta versions of new products being developed by these companies. These arrangements enable the Company to develop and launch features and services which are complementary to new Lotus or Microsoft products simultaneously with the launch by Lotus or Microsoft of those products. In addition, the Company has a marketing agreement with Lotus under which Lotus and Desktop Data sales personnel exchange information concerning sales prospects and make joint sales calls.

NEWSEDGE CUSTOMERS

  Desktop Data customers include corporate, financial and government customers. As of December 31, 1995, NewsEDGE had been installed by 335 customers, representing approximately 81,000 authorized users. No customer has accounted for over 5% of the Company's revenues in any of the last three years.

CUSTOMER SUPPORT

  The Company believes that customer service and support is critical to achieving its objectives. The Company employs its own customer support staff, which provides centralized hotline telephone support, field installation, training and upgrade and maintenance support for NewsEDGE customers. The NewsEDGE support staff consists of individuals with technical knowledge and experience relating not only to NewsEDGE, but also to the various client/server architectures and systems installed at customer sites. NewsEDGE is a highly visible application operating on customer networks. The operation of NewsEDGE is dependent on the customer's hardware, news communication to the customer's site, the operation of the customer network, other applications which the customer may be running simultaneously and the technical skills of the customer's NewsEDGE administrator. The NewsEDGE support staff diagnoses problems and suggests solutions over the telephone and, where necessary, travels to customer sites for further diagnosis and maintenance and brings in specialized expertise from the Company's emergency staff of technology experts or the NewsEDGE engineers themselves. The Company has a comprehensive call monitoring and problem tracking system to concentrate and escalate attention to customer problems.

DEVELOPMENT

  The Company recognizes that the continued enhancement of NewsEDGE and the extension of its news and information offerings is critical to obtaining new customers and to obtaining trade-up sales and renewals from existing customers. Since its inception, Desktop Data has made substantial investments in research and development, issuing regular new releases of its NewsEDGE software since the service's first launch in 1990. The NewsEDGE software has been developed by the Company's internal development and quality assurance staff. New versions of NewsEDGE are released periodically and made available to the client/server systems installed at customer sites as part of the annual NewsEDGE subscription fee. The current version of NewsEDGE, release 3.00, was made available to customers beginning in February 1996.

  The Company has developed interfaces to on-line resources provided by other news and information providers, designed to permit NewsEDGE users to be alerted to or search for these resources using NewsEDGE, and then to link directly to them. For example, through Desktop Data's LinkEDGE, a user may be alerted that a press conference announcing breaking developments for a company matching the user's profile is about to be broadcast by NBC Desktop,

Inc. LinkEDGE, which was released in December 1995, is designed to allow the user to directly access this press conference on the user's computer screen through NewsEDGE, rather than waiting for a later news story reporting on the event. Another application of this feature is designed to permit users to readily retrieve SEC filings by linking directly with Indepth Data, Inc., which distributes such filings. The SEC filings application was made available to customers in February 1996.

  Other development efforts have been focused on supporting additional desktop operating platforms and LAN configurations, increasing the number of news sources, expanding storage for news history and providing enhanced precision and functionality for user searches and profiles. The Company's development expenses were $1.7 million, $1.9 million and $2.9 million in 1993, 1994 and 1995, respectively.

  The NewsEDGE software is entirely proprietary to the Company. The Company believes that control over its own development is critical to its speed and flexibility in meeting market and technology changes. The NewsEDGE server is developed in modules according to the primary NewsEDGE functions: a news collection and alerting module; a news database module for storing and retrieving the full text of the news stories; a network module adaptable to the network protocols installed at customer sites; and a module which allows customer administrators to configure newswire access and monitor NewsEDGE activity. An important aspect of NewsEDGE development is the continuing enhancement of the number of newswires offered by the Company. The Company's marketing personnel identify newswires to be added to the NewsEDGE offerings based on customer feedback, and negotiate contracts with news providers. The newswires are then integrated with NewsEDGE by development and support personnel. The Company is currently seeking to expand its offerings with additional industry-specific information to increase sales to customers in new vertical markets and with additional international news sources to increase the availability of global, 24 hour a day coverage by NewsEDGE.

COMPETITION

  The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. The Company competes or may compete directly or indirectly with the following categories of companies: (i) large, well-established news and information providers such as Dialog, Dow Jones, Lexis/Nexis, Pearson, Reuters and Thomson;
(ii) market data services companies such as ADP, Bloomberg, Quotron and Telerate; (iii) traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet; (iv) large providers of LAN-based software systems such as Lotus and Microsoft, which could, in the future, ally with competing news and information providers; and (v) to a lesser degree, consumer-oriented commercial on-line services and Internet access providers. Many of these companies and market participants not named above have substantially greater financial, technical and marketing resources than the Company.

  The Company believes that NewsEDGE is differentiated from the news and system products offered by large news and systems providers because of the Company's ability to deliver news from many different, competing providers on an enterprise-wide basis, directly to LAN-connected personal computers, customized to meet the needs of each individual user, at a relatively low cost per user. Although they may compete with the Company in some respects, the Company attempts to establish cooperative, mutually beneficial relationships with large information or systems providers, many of whom are information providers and customers as well as current and potential joint marketing partners. In addition, several smaller companies offer directly competitive products or services that provide news to enterprises through the customer's computer network. The Company believes that NewsEDGE offers advantages over each of these competing products. For example, each of the competing services offers substantially fewer real-time news sources than does NewsEDGE. Furthermore, unlike NewsEDGE, certain competitors do not offer real-time scrolling of news stories, while others do not support Lotus Notes or other groupware applications. In addition, many competitors rely on database engines developed by third parties, and as a result the Company believes these services are not as readily adaptable to evolving customer information provider needs as is NewsEDGE. Finally, each of these smaller competitors is owned by a larger organization, which the Company believes restricts their ability to attract a large variety of news sources and makes it difficult for them to provide the same level and focus of sales, development and customer support as can be provided by Desktop Data.

  Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technology. The NewsEDGE software is licensed to customers on a non-exclusive basis pursuant to license agreements containing provisions prohibiting unauthorized use, copying and transfer of the licensed program. The source code for the Company's software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company does not hold any patents.

  Because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new software developments, frequent software enhancements, name recognition and reliable maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

  The Company believes that its software, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert such infringement by the Company with respect to current or future software or services. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause software release delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

EMPLOYEES

  As of December 31, 1995, the Company had 130 full-time employees, consisting of 49 employees in sales and marketing, 35 employees in customer support, 35 employees in development and 11 employees in general administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES
-------------------

  The Company's corporate headquarters are located in Burlington, Massachusetts. The Company leases approximately 40,000 square feet under a lease expiring in May 2003. The Company leases additional facilities and offices for sales and customer service and support in New York, New Jersey, Washington D.C., Pennsylvania, Illinois, California, Texas, Colorado, Toronto, Canada, The Netherlands and London, England. The Company believes that its existing facilities and offices and additional alternative space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

  The Company effected its initial public offering of its Common Stock on August 11, 1995 at a price to the public of $15.00 per share. As of February 29, 1996, there were approximately 126 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "DTOP."

Based on the Nasdaq National Market daily closing price, the high and low stock prices for each quarter since the Company's initial public offering on August 11, 1995 are shown below. The quotations represent interdealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                         Nasdaq National Market Daily Closing Price:

    Quarter Ended              High                           Low
    -------------              ----                           ---

  September 30, 1995          $38.00                         $21.00
  December 31, 1995            38.00                          21.25

  The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (In thousands, except per share data and other operating data)

                                                                    YEAR ENDED DECEMBER 31,
                                                         1995      1994      1993      1992      1991
                                                         ----      ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:
  Subscription and royalty revenues                    $21,743   $12,925   $ 6,764   $ 3,441   $ 1,575
  Other revenues                                         1,443     1,433       896       766       431
                                                       -------   -------   -------   -------   -------
     Total revenues                                     23,186    14,358     7,660     4,207     2,006
  Cost of revenues                                       6,397     3,879     2,010       968       494
  Customer support expenses                              2,493     1,908       719       412       254
  Development expenses                                   2,870     1,902     1,654     1,172     1,059
  Sales and marketing expenses                           8,722     6,153     3,898     2,488     1,523
  General and administrative expenses                    1,281       900       675       592       526
                                                       -------   -------   -------   -------   -------
     Total costs and expenses                           21,763    14,742     8,956     5,632     3,856
   Income (loss) from operations                         1,423      (384)   (1,296)   (1,425)   (1,850)
  Interest income(expense), net                            897        97        34        (9)       32
                                                       -------   -------   -------   -------   -------
   Income (loss) before provision for income taxes       2,320      (287)   (1,262)   (1,434)   (1,818)
  Provision for income taxes                               183         -         -         -         -
                                                       -------   -------   -------   -------   -------
   Net income (loss)                                   $ 2,137   $  (287)  $(1,262)  $(1,434)  $(1,818)
                                                       -------   -------   -------   -------   -------
  Net income (loss) per common and
   common equivalent share in 1995 (1);
   Pro forma net loss per common and
   common equivalent share in 1994 (1)                 $  0.43   $ (0.06)
                                                       =======   =======


OTHER OPERATING DATA:
  Installed customers at end of year                       335       255       195       139       101
  Authorized users at end of year (2)                   80,613    51,548    22,732     8,366     4,480
  Average users per customer (3)                           224       165        93        54        30
  Average revenues per customer (4)                    $73,706   $57,445   $40,503   $28,671   $19,686
  Annual renewal rate (5)                                   94%       94%       99%       94%       90%
  Employees at end of year                                 130       100        68        42        34

                                                                            DECEMBER 31,
                                                         1995      1994        1993      1992      1991
                                                         ----      ----        ----      ----      ----
BALANCE SHEET DATA:
  Working capital (deficit)                            $22,578   $(4,664)    $(1,967)  $  (506)  $  (925)
  Total assets                                          38,879     8,220       4,875     3,706     1,967
  Redeemable preferred stock                                -      4,545       4,195     3,845     1,656
     Total stockholders' equity (deficit)               24,605    (6,077)     (5,464)   (3,841)   (2,181)

(1) Calculated on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2)  Number of users authorized pursuant to contracts with installed customers.
(3) Calculated by dividing (i) the average of the number of authorized users at the end of the previous year and at the end of the current year, by (ii) the average of the number of installed customers at the end of the previous year and at the end of the current year.
(4) Calculated by dividing (i) subscription and royalty revenues for the current year by (ii) the average of the number of installed customers at the end of the previous year and at the end of the current year.
(5) Total annualized amount due under subscription agreements in effect at the end of the previous year for installed customers who renew their subscriptions during the current year, as a percentage of the total annualized amount due under all subscriptions for installed customers in effect at the end of the previous year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

INTRODUCTION AND OVERVIEW

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

  The number of installed customers increased to 335 customers at December 31, 1995, from 255 customers at December 31, 1994, an increase of 31%. The number of authorized users within customer organizations increased to 80,613 users at December 31, 1995 from 51,548 users at December 31, 1994, an increase of 56%. The average users per customer increased to 224 users at December 31, 1995 from 165 users at December 31, 1994, an increase of 36%. The Company's average revenues per customer increased to $73,706 for 1995 from $57,445 for 1994, an increase of 28%. Customers renewing their NewsEDGE subscriptions in the three years ended December 31, 1995 have accounted for 99%, 94% and 94%, respectively of the total annualized amounts due under subscription agreements in effect at the end of each of the immediately preceding years.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of total revenues:

                                                   Percentage of Total Revenues
                                                   -----------------------------
                                                            Year Ended
                                                            December  31,
                                                            -------------
                                                      1995    1994     1993
                                                      ----    ----     ----
Subscription and royalty revenues                     93.8%   90.0%    88.3%
Other revenues                                         6.2    10.0     11.7
                                                     -----   -----    -----
      Total revenues                                 100.0   100.0    100.0
Cost of revenues                                      27.6    27.0     26.2
Customer Support expenses                             10.8    13.3      9.4
Development expenses                                  12.4    13.2     21.6
Sales and marketing expenses                          37.6    42.9     50.9
General and administrative expenses                    5.5     6.3      8.8
                                                     -----   -----    -----
      Total costs and expenses                        93.9   102.7    116.9
Income (loss) from operations                          6.1    (2.7)   (16.9)
Interest income, net                                   3.9     0.7      0.4
                                                     -----   -----    -----
Income (loss) before provision for income taxes       10.0    (2.0)   (16.5)
Provision for income taxes                              .8     0.0      0.0
                                                     -----   -----    -----
      Net income (loss)                               9.2%   (2.0)%  (16.5)%
                                                     =====   =====    =====

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

  Revenues. Revenues consist of (i) subscription and royalty revenues and (ii) other revenues which consist of revenues from NewsEDGE installation services and other sources. Total revenues increased 61% to $23.2 million for 1995 as compared to $14.4 million for 1994. Subscription and royalty revenues increased 68% to $21.7 million from $12.9 million for 1995 and 1994, respectively. The increase in subscription and royalty revenues was attributable to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news.

  Other revenues, consisting of revenues from NewsEDGE installation services, computer hardware system sales and non-recurring custom development projects, remained flat at $1.4 million for 1995 and 1994. The Company currently does not solicit hardware sales, and anticipates that revenues from hardware sales will continue to decline as a percentage of total revenues.

  International revenues (revenues from customers outside of North America) accounted for less than 5% of revenues during the years ended December 31, 1995 and 1994. The Company established a sales and technical support operation in England during the second half of 1994. The Company expects international revenues to increase as a percentage of total revenues.

  Cost of revenues. Cost of revenues consists primarily of royalties paid to third party information providers for the cost of news services licensed to customers, costs associated with transmitting news services to customer sites and the cost of computer hardware sold to customers. Cost of revenues does not include customer support expenses. Cost of revenues, as a percentage of total revenues increased slightly to 28% for the year ended December 31, 1995, as compared to 27% for the year ended December 31, 1994.

  Customer support expenses. Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses increased 31% to $2.5 million for 1995, as compared to $1.9 million for 1994. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses declined to 11% for 1995 versus 13% for 1994. The Company anticipates continuing to make significant customer support expenditures as the Company provides service to a growing customer base.

  Development expenses. Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's new software and services. Development expenses increased 51% to $2.9 million for 1995, as compared to $1.9 million for 1994. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development of new features. Development expenses, as a percentage of total revenues, declined slightly to 12% for the year ended December 31, 1995, as compared to 13% for the year ended December 31, 1994. The Company anticipates continuing to make significant development expenditures as the Company develops new and enhanced services.

  Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses increased 42% to $8.7 million, respectively, for 1995, as compared to $6.2 million for 1994. Sales and marketing expenses represented 38% of revenues for 1995, as compared to 43% for 1994. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses. As the revenues derived from subscription renewals and from the expansion of services to existing customers increases and as the productivity of the sales force increases, sales and marketing expenses are expected to increase in absolute dollar amounts but decline as a percentage of total revenues.

  General and administrative expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses increased 42% to $1.3 million for 1995, from $900,000 for 1994. The increases in general and administrative expenses were due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained flat at 6% for both 1995 and 1994. The Company anticipates that general and administrative expenses will continue to increase in absolute dollar amounts as the Company hires additional personnel, but may vary as a percentage of revenues.

  Interest income, net. Interest income, net consists of interest earned on cash and cash equivalents, offset by interest expense on equipment financing. Interest income, net increased to $897,000 for 1995, from $97,000 for 1994, due to both the interest earned on higher cash balances generated from operations and the proceeds from the Company's initial public offering, and higher interest rates paid on invested cash balances.

  For the year ended December 31, 1995, the provision for income taxes was $183,000. This provision is the result of state taxes due in states that do not have net operating loss carryforwards available and the alternative minimum tax due under the Internal Revenue Code. No provision for income taxes was made for the year ended December 31, 1994 because the Company experienced a net operating loss for that year.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

  Revenues. Total revenues increased 87% to $14.4 million for 1994 as compared to $7.7 million for 1993. Total subscription and royalty revenues increased 91% to $12.9 million for 1994 from $6.8 million for 1993. Other revenues increased 60% to $1.4 million for 1994, as compared to $896,000 for 1993. The increase in subscription and royalty revenues was attributable to increased market acceptance of the Company's NewsEDGE service, expansion of NewsEDGE offerings, successful retention and growth of existing customers and growth in the Company's sales, marketing and customer service organizations. The increase in other revenues was due primarily to non-recurring custom development projects which occurred during 1994.

  Cost of revenues. Cost of revenues was $3.9 million in 1994 amd $2.0 million in 1993, representing 27% and 26% of total revenues for 1994 and 1993, respectively. The increase in cost of revenues as a percentage of total revenues from 1993 to 1994 was primarily attributable to increased royalties paid to third party information providers resulting from the increase in newswires available through NewsEDGE.

  Customer support expenses. Customer support expenses increased to $1.9 million for 1994 as compared to $719,000 for 1993. The increase resulted primarily from the hiring of additional software and technical support personnel to provide enhanced and expanded telephone and site support to the growing customer base. As a percentage of total revenues, customer support expenses increased to 13% for 1994 from 9% in 1993.

  Development expenses. Development expenses increased 15% to $1.9 million for 1994, as compared to $1.7 million for 1993. Development expenses increased primarily due to the hiring of additional software and test engineers to support increased development activities. Development expenses, as a percentage of total revenues, decreased to 13% in 1994, versus 22% in 1993.

  Sales and marketing expenses. Sales and marketing expenses increased 58% to $6.2 million for 1994, as compared to $3.9 million for 1993. Sales and marketing expenses represented 43% of revenues for 1994, as compared to 51% for the same period in 1993. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses.

  General and administrative expenses. General and administrative expenses increased 33% to $900,000 for 1994 from $675,000 for 1993. The increase in general and administrative expenses were due primarily to the hiring of additional personnel to support the Company's expanding operations. General and administrative expenses, as a percentage of total revenues, decreased to 6% for 1994, versus 9% for 1993. The decrease as a percentage of total revenues is primarily due to the Company's ability to increase revenues, without a corresponding increase in general and administrative expenses.

  Interest income, net. Interest income, net increased to $97,000 in 1994, respectively, from $34,000 in 1993, due primarily to higher cash balances and higher interest rates paid on invested cash balances.

  No provision for income taxes was made for either 1994 or 1993 because the Company experienced net operating losses for these years.

LIQUIDITY AND CAPITAL RESOURCES

  On August 11, 1995, the Company completed an initial public offering of its common stock, which provided the Company with net proceeds of approximately $26,711,000. Prior to the initial public offering, the Company funded its operations primarily from cash flow from operations and proceeds from the issuance of Preferred Stock.

  The Company's cash and cash equivalents and short-term investments balance was $32.4 million at December 31, 1995, as compared to $4.1 million at December 31, 1994, an increase of $28.3 million.

  Net cash provided by operations was $5.8 million, $2.5 million and $846,000 for 1995, 1994 and 1993, respectively. Accounts receivable increased $906,000, $723,000, and $358,000 for 1995, 1994 and 1993, respectively. Deferred revenue increased $2.5 million, $2.6 million, and $2.2 million for 1995, 1994 and 1993, respectively. These increases are due to both profitable operations and the continued growth in subscription fees and increased deferred revenue resulting from advanced payments received from customers.

  Net cash used in investing activities was $14.6 million, $13.1 million for the purchase of short-term investments and $1.4 million for capital expenditures. During 1994 and 1993, the Company used $659,000 and $384,000, respectively, in investing activities, primarily for capital expenditures required to support the expansion and growth of the business.

  Net cash provided by financing activities was $24.0 million and $10,000 for 1995 and 1994, respectively. During 1993, net cash used in financing activities was $11,000. Net cash provided during 1995 consisted primarily of the net proceeds from the Company's initial public offering, offset by payments of dividends on Preferred Stock. All of the Company's Preferred Stock was either converted into Common Stock upon the closing of the public offering or redeemed by the Company during 1995. As such, there is no outstanding Preferred Stock or dividends payable.

  The Company believes that its current cash, cash equivalents and short-term investments and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of the risks which may affect future operating results.

  Competition. The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business and results of operations. See "Business -- Competition."

  Dependence on NewsEDGE Service. The Company currently derives substantially all of its revenues from NewsEDGE service subscriptions and related royalties. Although the Company intends to increase the number of news and other information sources available through NewsEDGE and to otherwise enhance NewsEDGE, the Company's strategy is to continue to focus on providing the NewsEDGE service as its sole line of business. In addition, there can be no assurance that the Company will be able to increase the number of news sources or otherwise enhance NewsEDGE. As a result, any factor adversely affecting sales of NewsEDGE would have a material adverse effect on the Company. The Company's future financial performance will depend principally on the market's acceptance of NewsEDGE and the Company's ability to sell NewsEDGE to additional customers and to increase revenue derived from existing customers by increasing the number of users within each customer, adding additional newswires or adding additional NewsEDGE servers.

  Dependence on News Providers. The Company currently makes over 500 news and information sources available through NewsEDGE, pursuant to agreements between the Company and over 50 different news providers. A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press ("The Associated Press"), Dow Jones, The Financial Times, Reuters and Thomson. The Company's agreements with news providers are generally for a term of one year, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if Desktop Data fails to fulfill its obligations under the agreement and, under some of the agreements, upon the occurrence of a change in control of the Company. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and would have a material adverse effect on the Company's business and results of operations.

  Dependence on News Transmission Sources. NewsEDGE news and information is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, Desktop Data's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company's news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and Mainstream Data, Inc. ("Mainstream"), a common carrier communications vendor. Mainstream is also the communications provider for many newswires offered by the Company through NewsEDGE. The Company's agreement with Mainstream expires on December 31, 1996 and can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with Mainstream were terminated on short notice, or if Mainstream were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business would be materially and adversely affected. Mainstream was recently acquired by WavePhore. The Company believes that if Mainstream were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from Mainstream to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business.

  Rapid Technological Change. The business information services, software and communications industries are subject to rapid technological change, which may render existing products and services obsolete or require significant unanticipated investments in research and development. The Company's future success will depend, in part, upon its ability to enhance NewsEDGE and keep pace with technological developments.

  Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management, sales and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense. The Company has no long-term employment contracts with any of its employees, and, with the exception of the Company's executive officers, none of its employees is bound by a non-competition agreement. The loss of the services of one or more of the Company's executive officers, sales people, design engineers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business and results of operations. The Company maintains $3 million of key-man life insurance on Donald L. McLagan, the Company's Chairman, President and Chief Executive Officer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Desktop Data, Inc.:

We have audited the accompanying consolidated balance sheets of Desktop Data, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desktop Data, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 1996

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        December 31,  December 31,
                                                            1995         1994
                                                            ----         ----
ASSETS

Current assets:
  Cash and cash equivalents                              $19,300,515    $4,073,450
  Short-term investments                                  13,117,217             -
  Accounts receivable                                      3,163,744     2,257,830
  Prepaid expenses and deposits                            1,184,309       744,416
                                                         -----------    ----------
      Total current assets                                36,765,785     7,075,696
                                                         -----------    ----------

Property and equipment, at cost
  Computer equipment                                       2,836,704     1,544,845
  Furniture and fixtures                                     291,253       199,687
  Machinery and equipment                                     70,056        70,056
  Equipment under capital lease                              113,171        95,081
                                                         -----------    ----------
                                                           3,311,184     1,909,669
  Less--Accumulated Depreciation                           1,320,647       821,747
                                                         -----------    ----------
                                                           1,990,537     1,087,922
                                                         -----------    ----------

Other assets                                                 122,193        56,317
                                                         -----------    ----------
                                                         $38,878,515    $8,219,935
                                                         ===========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                   $   974,168    $   421,876
      Accrued expenses                                     3,125,756      1,629,219
      Currently redeemable Series B preferred stock                -      1,895,625
      Currently redeemable Series C preferred stock                -        210,625
      Deferred revenue, current                           10,063,149      7,563,767
      Obligation under capital leases, current                24,581         19,016
                                                         -----------    -----------
                Total current liabilities                 14,187,654     11,740,128
                                                         -----------    -----------

Obligation under capital leases, noncurrent                   52,529         61,803
                                                         -----------    -----------

Deferred revenue, noncurrent                                  33,427         56,514
                                                         -----------    -----------

Commitments(Note 5)

Redeemable preferred stock, $.01 par value
      Series B-authorized, issued and outstanding-
         13,500 shares at December 31, 1994                        -              -
      Series C-authorized, issued and outstanding-
          1,500 shares at December 31, 1994                        -              -
      Series D-authorized, issued and outstanding-
         20,000 shares at December 31, 1994                        -      2,438,900

Stockholders' equity (deficit):
      Convertible preferred stock, $.01 par value-
        Series A-authorized, issued and outstanding-
        5,335,410 shares at December 31, 1994                      -         53,354
      Common stock, $.01 par value-
        Authorized-15,000,000 shares
        Issued and outstanding-8,510,680 shares and
          and 2,642,213 shares in 1995 and 1994               85,107         26,422
      Additional paid in capital                          30,988,442      2,479,277
      Accumulated deficit                                 (6,468,644)    (8,605,708)
                                                         -----------    -----------
                                                          24,604,905     (6,046,655)
      Less-treasury stock, at cost-29,485 shares
        at December 31, 1994                                       -         30,755
                                                         -----------    -----------
        Total stockholders' equity (deficit)              24,604,905     (6,077,410)
                                                         -----------    -----------

                                                         $38,878,515    $ 8,219,935
                                                         ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                   YEARS ENDED DECEMBER 31,
                                               1995           1994          1993
Revenues                                   $23,185,833    $14,357,624    $ 7,660,177
                                           -----------    -----------    -----------

Costs and Expenses:
   Cost of revenues                          6,397,094      3,878,896      2,009,807
   Customer support expenses                 2,492,493      1,907,926        719,725
   Development expenses                      2,870,351      1,902,200      1,653,643
   Sales and marketing expenses              8,721,712      6,152,745      3,897,665
   General and administrative expenses       1,281,227        899,796        674,833
                                           -----------    -----------    -----------

       Total costs and expenses             21,762,877     14,741,563      8,955,673
                                           -----------    -----------    -----------

       Income (loss) from operations         1,422,956       (383,939)    (1,295,496)

Interest Income, net                           897,108         96,872         33,815
                                           -----------    -----------    -----------

Income (Loss) before Provision for
 Income Taxes                                2,320,064       (287,067)    (1,261,681)

Provision for Income Taxes                     183,000              -              -
                                           -----------    -----------    -----------

       Net income (loss)                     2,137,064       (287,067)   $(1,261,681)
                                                                         ===========

Accretion of Dividends on Series B
 Preferred Stock                              (101,250)      (135,000)

Discount on Redemption of Series B
 Preferred Stock                             1,232,238              -
                                           -----------    -----------
       Net income (loss) available for
        common stockholders                $ 3,268,052    $  (422,067)
                                           ===========    ===========
Net Income per Common and Common
Equivalent Share in 1995; Pro Forma
Net Loss per Common and Common
Equivalent Share in 1994; (Note 1)                $.43          $(.06)
                                           ===========    ===========

Weighted Average Number of Common and
Common Equivalent Shares Outstanding
in 1995; Pro Forma Weighted Average
Number of Common and Common Equivalent
Shares Outstanding in 1994; (Note 1)         7,518,529      6,670,410
                                           ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

                                     SERIES A
                            CONVERTIBLE PREFERRED STOCK     COMMON STOCK            ADDITIONAL
                               NUMBER         $.01      NUMBER         $.01      PAID-IN CAPITAL    ACCUMULATED
                              OF SHARES     PAR VALUE  OF SHARES     PAR VALUE                        DEFICIT
Balance, December 31, 1992    5,335,410     $ 53,354   2,390,696      $23,907      $ 3,149,757      $(7,056,960)
   Purchase of treasury
    stock                             -            -           -            -                -                -
   Exercise of stock
    options                           -            -      10,180          102            3,530                -
   Accretion of dividends
    on redeemable
    preferred stock                   -            -           -            -         (350,000)               -
   Net loss                           -            -           -            -                -       (1,261,681)
                             ----------   ----------   ---------      -------      -----------      -----------

Balance, December 31, 1993    5,335,410       53,354   2,400,876       24,009        2,803,287       (8,318,641)
   Purchase of treasury
    stock                             -            -           -            -                -                -
   Exercise of stock
    options                           -            -     241,337        2,413           25,990                -
   Accretion of dividends
    on redeemable
    preferred stock                   -            -           -            -         (350,000)               -
   Net loss                           -            -           -            -                -         (287,067)
                             ----------   ----------   ---------      -------      -----------      -----------

Balance, December 31, 1994    5,335,410       53,354   2,642,213       26,422        2,479,277       (8,605,708)
   Purchase of treasury
    stock                             -            -           -            -                -                -
   Retirement of treasury
    stock                             -            -     (29,766)        (298)         (32,387)               -
   Exercise of stock
    options                           -            -      74,110          742           63,895                -
   Payments and accretion
    of dividends on
    redeemable preferred
    stock                             -            -           -            -       (2,217,000)               -
   Proceeds from initial
    public offering, less
    offering costs                    -            -   1,977,000       19,770       26,691,551                -
   Conversion of Series A,
    C and D preferred stock  (5,335,410)     (53,354)  3,847,123       38,471        2,770,868                -
   Discount on redemption
    of Series B preferred
    stock                             -            -           -            -        1,232,238                -
   Net income                         -            -           -            -                -        2,137,064
                             ----------   ----------   ---------      -------      -----------      -----------

Balance, December 31, 1995            -     $      -   8,510,680      $85,107      $30,988,442      $(6,468,644)
                             ==========   ==========   =========      =======      ===========      ===========

                                                            TOTAL
                                TREASURY STOCK          STOCKHOLDERS'
                               NUMBER                      EQUITY
                             OF SHARES       COST         (DEFICIT)
Balance, December 31, 1992    15,355      $(11,215)     $(3,841,157)
   Purchase of treasury       12,102       (14,976)         (14,976)
    stock
   Exercise of stock
    options                        -             -            3,632
   Accretion of dividends
    on redeemable
    preferred stock                -             -         (350,000)
   Net loss                        -             -       (1,261,681)
                             -------      --------      -----------

Balance, December 31, 1993    27,457       (26,191)      (5,464,182)
   Purchase of treasury
    stock                      2,028        (4,564)          (4,564)
   Exercise of stock
    options                        -             -           28,403
   Accretion of dividends
    on redeemable
    preferred stock                -             -         (350,000)
   Net loss                        -             -         (287,067)
                             -------      --------      -----------

Balance, December 31, 1994    29,485       (30,755)      (6,077,410)
   Purchase of treasury
    stock                        281        (1,930)          (1,930)
   Retirement of treasury
    stock                    (29,766)       32,685                -
   Exercise of stock
    options                        -             -           64,637
   Payments and accretion
    of dividends on
    redeemable preferred
    stock                          -             -       (2,217,000)
   Proceeds from initial
    public offering, less
    offering costs                 -             -       26,711,321
   Conversion of Series A,
    C and D preferred stock        -             -        2,755,985
   Discount on redemption
    of Series B preferred
    stock                          -             -        1,232,238
   Net income                      -             -        2,137,064
                             -------      --------      -----------

Balance, December 31, 1995         -      $      -      $24,604,905
                             =======      ========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                             YEARS ENDED DECEMBER 31,
                                                                         1995           1994          1993
Cash Flows from Operating Activities:
 Net income (loss)                                                  $  2,137,064    $ (287,067)   $(1,261,681)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities-
   Depreciation                                                          498,900       307,369        196,127
   Changes in assets and liabilities-
     Accounts receivable                                                (905,914)     (722,767)      (358,350)
     Prepaid expenses and deposits                                      (439,893)     (311,603)      (172,939)
     Accounts payable                                                    552,292        12,505         60,811
     Accrued expenses                                                  1,496,537       912,086        185,701
     Deferred revenue                                                  2,476,294     2,602,930      2,195,833
                                                                    ------------    ----------    -----------

          Net cash provided by operating activities                    5,815,280     2,513,453        845,502
                                                                    ------------    ----------    -----------

Cash Flows from Investing Activities:
 Increase in short-term investments                                  (13,117,217)            -              -
 Purchase of property and equipment                                   (1,383,269)     (634,946)      (383,648)
 Increase in other assets                                                (65,876)      (24,000)             -
                                                                    ------------    ----------    -----------

          Net cash used in investing activities                      (14,566,362)     (658,946)      (383,648)
                                                                    ------------    ----------    -----------

Cash Flows from Financing Activities:
 Payments of dividends on redeemable preferred stock                  (2,638,041)            -              -
 Proceeds from exercise of stock options                                  64,637        28,403          3,632
 Proceeds from initial public offering, less offering costs           26,711,321             -              -
 Purchase of fractional shares on conversion of preferred stock           (1,041)            -              -
 Redemption of Series B preferred stock                                 (135,000)            -              -
 Purchase of treasury stock                                               (1,930)       (4,564)       (14,976)
 Payments on obligation under capital leases                             (21,799)      (14,261)             -
                                                                    ------------    ----------    -----------

         Net cash provided by (used in) financing activities         23,978,147         9,578        (11,344)
                                                                    ------------    ----------    -----------

Increase in Cash and Cash Equivalents                                 15,227,065     1,864,085        450,510

Cash and Cash Equivalents, beginning of year                           4,073,450     2,209,365      1,758,855
                                                                    ------------    ----------    -----------

Cash and Cash Equivalents, end of year                              $ 19,300,515    $4,073,450    $ 2,209,365
                                                                    ============    ==========    ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                             $      3,121    $    2,578    $     2,184
                                                                    ============    ==========    ===========

Supplemental Disclosure of Noncash Transactions:
 Equipment acquired under capital lease obligation                  $     18,090    $   95,081   $          -
 Accretion of dividends on redeemable preferred stock                     17,238       350,000        350,000
 Discount on redemption of Series B preferred stock                    1,232,238             -              -
 Conversion of Series A, C and D preferred stock                       2,757,025             -              -

  The accompanying notes are an integral part of these consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               December 31, 1995



(1)  Operations and Significant Accounting Policies

   Desktop Data, Inc. (the Company) was incorporated on July 11, 1988, and through its NewsEDGE service and software, delivers a large variety of news and information sources in real time to personal computers installed on LANs, automatically monitors and filters the news, and alerts users to stories of interest to them.

   The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in the accompanying notes to consolidated financial statements.

     (a)  Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Desktop Data Canada, Inc. and Desktop Data Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

             The Company adopted Statement of Financial Accounting Standards
          (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994. The adoption of this statement did not have a material effect on the Company's financial position or results of operations. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These investments include all cash, cash equivalents and short-term investments. Cash equivalents have original maturities of less than three months at the time of acquistion and consist of the following:

                                                                    DECEMBER 31,
                                                                1995           1994
       Money market accounts                                  $   212,222     $  709,137
       Securities purchased under agreements to resell         17,174,896      1,800,000
       U.S. Treasury bills                                        986,450        986,730
                                                           --------------  -------------

                                                              $18,373,568     $3,495,867
                                                           ==============  =============

     (c)  Management Estimates

             The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1995

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  Depreciation

             The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of assets over their estimated useful lives of five years.

     (e)  Research and Development and Software Development Costs

             Research and development costs are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company has not capitalized software development costs to date, as the costs incurred after technological feasibility of a software product has been established have not been significant.

     (f)  Revenue Recognition

             Revenues in the accompanying consolidated statements of operations consist of the following:

                                                     YEARS ENDED DECEMBER 31,
                                              1995            1994           1993
            Subscription and royalty
             revenues                      $ 21,743,194    $ 12,925,145   $  6,764,028
            Other revenues                    1,442,639       1,432,479        896,149
                                           ------------    ------------   ------------

                                           $ 23,185,833    $ 14,357,624   $  7,660,177
                                           ============    ============   ============

          The Company licenses its software for a specified term under standard subscription agreements. Subscription revenues are recognized ratably over the term of the agreement, generally 12 months, beginning upon installation. The unearned portion of revenue is shown as deferred revenue in the accompanying consolidated balance sheets. Royalty revenues are recognized as they are earned under agreements with certain news providers. Other revenues are recognized at the time of shipment or when services are rendered. Cost of revenues includes royalties payable to news service and transmission providers and is expensed over the term of the subscription agreement.

     (g)  Foreign Currency Translation

             Revenues and expenses are translated using exchange rates in effect during the year. Gains or losses from foreign currency translation are expensed as incurred. There were no significant gains or losses from foreign currency translations during any year presented.

     (h)  Postretirement Benefits

             The Company has no obligations for postretirement benefits.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995

(1)  Operations and Significant Accounting Policies (Continued)

     (i)  Concentration of Credit Risk

             SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with two financial institutions, and its accounts receivable balances are primarily domestic. No single customer accounted for greater than 10% of revenues or represents a significant credit risk to the Company.

     (j) Net Income (Loss) and Pro Forma Net Income (Loss) per Common and Common Equivalent Share

             For the year ended December 31, 1995, net income per common and common equivalent share is computed by dividing net income, less the charge for the accretion of the Series B preferred stock dividends plus the discount on the redemption of the Series B preferred stock, by the weighted average common and common stock equivalents during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method. Historical net income (loss) per share data for 1994 and 1993 has not been presented, as such information is not considered to be relevant.

          For the year ended December 31, 1994, pro forma net loss per common and common equivalent share is computed by dividing net loss, less the charge for the accretion of the Series B preferred stock, by the pro forma weighted average number of common and dilutive common stock equivalent shares outstanding during that period, assuming conversion of all shares of Series A convertible preferred stock and all shares of Series C and D redeemable preferred stock into common stock.

             The dollar and per share impact available to common stockholders of the redemption of the Series B preferred stock is as follows:

                                                        Year Ended December 31,
                                                       1995                 1994
      Net income (loss)                       $2,137,064   $ 0.28   $ (287,067)  $(0.04)
      Accretion of dividends
       on Series B preferred stock              (101,250)   (0.01)    (135,000)   (0.02)
                                              ----------   ------   ----------   ------
      Net Income (loss) before redemption
       of Series B preferred stock             2,035,814     0.27     (422,067)   (0.06)

      Discount on redemption of Series B
       preferred stock                         1,232,238     0.16            -        -
                                              ----------   ------   ----------   ------
      Net income available for common
       stockholders                           $3,268,052   $ 0.43   $ (422,067)  $(0.06)
                                              ==========   ======   ==========   ======
      Weighted average number
       of common and common
       equivalent shares
       outstanding in 1995; Pro forma
       weighted average number of common
       and common equivalent shares
       outstanding in 1994                               7,518,529                 6,670,410
                                                        ==========                ==========

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1995


(1)  Operations and Significant Accounting Policies (continued)

     (k)  Derivative Financial Information

             During October 1994, the Financial Accounting Standards Board issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires disclosures about derivative financial instruments. SFAS No. 119 was effective for 1995. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

(2)  Income Taxes

             The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

          At December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,700,000. The net operating loss carryforwards expire from 2004 through 2009 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interest.

          The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                            DECEMBER 31,

                                                         1995           1994
          Net operating loss carryforwards            $ 1,908,000    $ 2,756,000
          Deferred revenue                                242,000        185,000
          Nondeductible accruals                          341,000        168,000
          Nondeductible depreciation                        4,000         56,000
          Other temporary differences                      (5,000)        (5,000)
          Valuation allowance                          (2,490,000)    (3,160,000)
                                                      -----------    -----------

                                                      $         -    $         -
                                                      ===========    ===========

          Due to the uncertainty surrounding the realization of the net deferred tax asset, the Company has provided a full valuation allowance against this amount. The reduction in the valuation allowance from 1994 to 1995 is attributable to the utilization of net operating loss carryforwards.

          A reconciliation of the federal statutory rate to the Company's effective tax rate at December 31, 1995 is as follows:

                   Income tax provision at federal statutory rate    34.0 %
                   Increase (decrease) in tax resulting from-
                    State tax provision, net of federal benefit       6.3
                    Alternative minimum tax                           2.0
                    Net operating loss carryforwards                (34.4)
                                                                    -----

                        Effective tax rate                            7.9 %
                                                                    =====

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1995

(3)  Stockholders' Equity and Redeemable Preferred Stock

     (a)  Redeemable Preferred Stock

             In December 1990, the Company sold 13,500 shares of Series B redeemable referred stock (the Series B preferred stock) and 1,500 shares of Series C convertible preferred stock (the Series C preferred stock) for gross proceeds of $1,350,000 and $150,000, respectively. On October 20, 1992, the Company sold 20,000 shares of Series D convertible redeemable preferred stock (the Series D preferred stock) for gross proceeds of $2,000,000.

     (b)  Stock Split

             On June 26, 1995, the Company's stockholders approved a 1-for-2.25 reverse stock split of the Company's common stock. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

     (c)  Initial Public Offering

             On August 11, 1995, the Company completed an initial public offering of 1,977,000 shares of its common stock, including 300,000 shares granted to the underwriters upon exercise of their over-allotment option. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses, were approximately $26,711,000.

     (d)  Conversion of Preferred Stock

             Upon the closing of the initial public offering, the Series A, Series C and Series D preferred stock was converted (at a rate of approximately 0.444, 534.90 and 33.68 shares, respectively) into an aggregate of 3,847,123 shares of common stock. In addition, the Company paid cash dividends of approximately $2,009,000 and $629,000 on the Series A and Series B preferred stock, respectively.

     (e)  Series B Redeemable Preferred Stock

             In accordance with the underlying agreement, the mandatory redemption requirement related to the Series B preferred stock was relieved upon the Company's initial public offering as the offering price exceeded $13.10 per share. In December 1995, the Company redeemed the Series B preferred stock for $10.00 per share or an aggregate of $135,000, representing a $1,232,238 discount.

     (f)  Preferred Stock

             On June 26, 1995, the Company's stockholders approved a new class of undesignated preferred stock, which became effective upon the closing of the Company's initial public offering.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1995

(4)  Stock Option and Employee Stock Purchase Plans

     (a)  1989 Stock Option Plan

             The Company has a stock option plan (the 1989 Plan) pursuant to which 622,222 shares of common stock are reserved for issuance. The 1989 Plan is administered by the Board of Directors and provides for the granting of incentive stock options, nonqualified stock options, stock awards and direct stock purchases. During 1995, the Board of Directors terminated the 1989 Plan, such that no further options may be granted under this plan.

          Under the 1989 Plan, the Company has granted nonstatutory stock options to certain employees. The options generally vest over a four-year period and expire not more than five years from the date of grant.

     (b)  1995 Stock Plan

             On June 26, 1995, the Company's stockholders approved the 1995 Stock Plan (the 1995 Plan). The 1995 Plan is administered by the Board of Directors and provides for stock awards, direct purchases and the grant of options to purchase shares of the Company's common stock. A maximum of 625,000 shares may be issued under this plan.

     (c)  1995 Non-Employee Director Stock Option Plan

             On June 26, 1995, the Company's stockholders also approved the 1995 Non-Employee Director Stock Option Plan (the 1995 Director Plan), for which 100,000 shares of the Company's common stock have been reserved. The purpose of the 1995 Director Plan is to attract and retain qualified persons who are not also officers or employees of the Company (the Eligible Directors) to serve as directors of the Company. Under the 1995 Director Plan, any Eligible Director shall automatically be granted an option to purchase 5,000 shares of common stock on the effective date of election at an option price equal to the fair market value on the date of grant, and an option to purchase 2,500 shares of the common stock on the date of each successive annual meeting of the stockholders, if such director has attended at least 75% of the meetings of the Board during the past fiscal year. Options granted under this plan expire 10 years from the date of grant. As of December 31, 1995, the Company has not made any grants under this plan.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               December 31,1995

(4)  Stock Option and Employee Stock Purchase Plans (Continued)

          The following schedule summarizes all stock option activity under the 1989 and 1995 plans for the three years ended December 31, 1995:

                                             NUMBER
                                             OF OPTIONS     PRICE RANGE

          Outstanding, December 31, 1992     379,799     $  .02-$ 1.24
           Granted                            77,823              1.24
           Exercised                         (10,180)       .02-   .90
           Terminated                         (7,022)       .02-  1.24
                                            --------     -------------

          Outstanding, December 31, 1993     440,420        .02-  1.24
           Granted                            91,655       2.25-  2.81
           Exercised                        (241,337)       .02-  1.24
           Terminated                        (14,857)       .34-  2.81
                                            --------     -------------

          Outstanding, December 31, 1994     275,881        .34-  2.81
           Granted                            75,497       4.50- 35.75
           Exercised                         (74,110)       .34-  2.81
           Terminated                        (14,027)      1.24- 35.75
                                            --------     -------------

          Outstanding, December 31, 1995     263,241     $  .56-$35.75
                                            ========     =============

          Exercisable, December 31, 1995     115,572     $  .56-$ 4.30
                                            ========     =============

     (d)  1995 Employee Stock Purchase Plan

             On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semiannual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed $25,000 in any year). At December 31, 1995, 175,000 shares of common stock were reserved for purchases under the 1995 Purchase Plan. As of December 31, 1995, there have been no purchases to date under the 1995 Purchase Plan.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               December 31, 1995

(5)  Commitments

     (a)  Operating Leases

             The Company conducts its operations in facilities under operating leases expiring through 2003. The Company's future minimum lease payments under these leases as of December 31, 1995 are approximately as follows:

                         YEAR                   AMOUNT
                        1996                $   620,000
                        1997                    567,000
                        1998                    555,000
                        1999                    466,000
                        2000                    332,000
                        Thereafter              777,000
                                            -----------

                                            $ 3,317,000
                                            ===========

          Rent expense charged to operations was approximately, $564,000, $452,000 and $319,000 for the years ended 1995, 1994 and 1993, respectively.

     (b)  Capital Leases

             The Company leases certain equipment under capital leases. Future minimum lease payments under these capital leases as of December 31, 1995 are as follows:

               YEAR                                                AMOUNT
               1996                                              $   28,310
               1997                                                  28,310
               1998                                                  26,615
               1999                                                   5,383
                                                                 ----------

                    Total minimum lease payments                     88,618

               Less--Amount representing interest                    11,508
                                                                 ----------

                    Obligation under capital leases                  77,110

               Less--Current portion of capital lease obligation     24,581
                                                                 ----------

                                                                 $   52,529
                                                                 ==========

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1995

     (6)  Prepaid Expenses and Deposits

             Prepaid expenses and deposits in the accompanying consolidated balance sheets consist of the following:

                                                      DECEMBER 31,
                                                   1995         1994
       Prepaid commissions                      $  893,258   $  597,729
       Other                                       291,051      146,687
                                                ----------   ----------

                                                $1,184,309   $  744,416
                                                ==========   ==========

(7)  Accrued Expenses

             Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                      DECEMBER 31,
                                                   1995         1994
       Payroll and payroll-related              $  966,990   $  697,647
       Royalties                                   800,778      402,558
       Other                                     1,357,988      529,014
                                                ----------   ----------

                                                $3,125,756   $1,629,219
                                                ==========   ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

DIRECTORS
---------

   The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS
------------------

   The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION
------------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1995.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)  List of documents filed as part of this report
     (1)  Financial Statements
          --------------------
          Financial Statements (Listed Under Part II, Item 8 and included herein by reference).

     (2)  Financial Statement Schedules
          -----------------------------

     (3)  Exhibits
          --------

       Exhibit
       Number     Description of Document
       ------     -----------------------
        3.1       Amended and Restated Certificate of Incorporation of the
                   Company (filed as Exhibit 3.2 to the Company's Registration
                   Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

        3.2       Amended and Restated By-laws of the Company (filed as Exhibit
                   3.4 to the Company's Registration Statement on Form S-1, No.
                   33-94054 and incorporated herein by reference)

        4.1       Specimen certificate representing the Common Stock (filed as
                   Exhibit 4.1 to the Company's Registration Statement on Form
                   S-1, No. 33-94054 and incorporated herein by reference)

       10.1       1995 Stock Plan (filed as Exhibit 10.1 to the Company's
                   Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

       10.2       1995 Non-Employee Director Stock Option Plan (filed as Exhibit
                   10.2 to the Company's Registration Statement on Form S-1, No.
                   33-94054 and incorporated herein by reference)

       10.3       1989 Stock Plan (filed as Exhibit 10.3 to the Company's
                   Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

       10.4       1995 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, No. 33-
                   94054 and incorporated herein by reference)

       10.5       Amended and Restated Registration Agreement dated as of
                   October 20, 1992 by and among the Company and certain stockholders named herein (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

       10.6       Lease for 80 Blanchard Road (filed as Exhibit 10.1 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1995 and incorporated herein by reference)

       10.9       Data Transmission Agreement between the Company and Mainstream
                   Data, Inc. dated as of November 24, 1993, as amended (filed as Exhibit 10.9 to the Company's Registration Statement on
                   Form S-1, No. 33-94054 and incorporated herein by reference)

       Exhibit
       Number     Description of Document
       ------     -----------------------
       10.10      Software Development and Marketing Agreement between the
                   Company and Reuters America Inc. dated as of November 1,
                   1993, as amended (filed as Exhibit 10.10 to the Company's
                   Registration Statement on Form S-1, No. 33-94054 and
                   incorporated herein by reference)

       10.11      Letter Agreement between the Company and Teknekron Software
                   Systems, Inc. dated as of June 13, 1994 (filed as Exhibit
                   10.11 to the Company's Registration Statement on Form S-1,
                   No. 33-94054 and incorporated herein by reference)

       10.12      Database License, Development and Delivery Agreement between the Company and NBC Desktop, Inc. dated as of October 17,
                   1994 (filed as Exhibit 10.12 to the Company's Registration
                   Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

       10.13      Non-Competition Agreement between the Company and Donald L.
                   McLagan dated as of June 27, 1995 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-
                   94054 and incorporated herein by reference)

       10.14      Non-Competition Agreement between the Company and Edward R.
                   Siegfried dated as of June 27, 1995 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-
                   94054 and incorporated herein by reference)

       10.15      Non-Competition Agreement between the Company and Clifford M.
                   Pollan dated as of June 27, 1995 (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, No. 33-
                   94054 and incorporated herein by reference)

       10.16      Non-Competition Agreement between the Company and Daniel F. X.
                   O'Reilly dated as of June 27, 1995 (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-
                   94054 and incorporated herein by reference)

      *11.1       Computation of earnings per share.

      *21.1       Subsidiaries of the Company.

      *23.1       Consent of Arthur Andersen LLP

* Filed herewith.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1995.

(c)  The exhibits required by this Item are listed under Item 14(a).

(d)  The financial statement schedules required by this Item are listed under
     Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DESKTOP DATA, INC.
                                                    (Registrant)

Date:  March 27, 1996              /s/   Donald L. McLagan
                                 ----------------------------------------
                                 Donald L. McLagan
                                 Chairman, President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE(S)                    DATE
       ---------                     --------                    ----

/s/ Donald L. McLagan           Chairman, President, Chief     March 27, 1996
------------------------------
     Donald L. McLagan           Executive Officer and
                                 Director (Principal
                                 Executive Officer)

/s/ Edward R. Siegfried         Vice President--Finance        March 27, 1996
------------------------------
     Edward R. Siegfried         and Operations,
                                 Treasurer and Assistant
                                 Secretary (Principal
                                 Financial and Accounting
                                 Officer)

/s/ A. Baron Cass               Director                       March 27, 1996
------------------------------
     A. Baron Cass

/s/ Mitchell E. Kertzman        Director                       March 27, 1996
------------------------------
     Mitchell E. Kertzman

/s/ Peter P. Homans             Director                       March 27, 1996
------------------------------
     Peter P. Homans

/s/ Ellen Carnahan              Director                       March 27, 1996
------------------------------
     Ellen Carnahan

/s/ Rory J. Cowan               Director                       March 27, 1996
------------------------------
     Rory J. Cowan