Form 10-Q
period 1996-03-31
DESKTOP DATA INC
filed 1996-05-03
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   March 31, 1996
                                  --------------

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

                               80 Blanchard Road
                        Burlington, Massachusetts 01803
                   (Address of principal executive offices)

                                (617) 229-3000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days.  Yes   X  .  No ___.
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                 Outstanding at March 31, 1996
- -------------------                 -----------------------------

Common Stock, par value $.01            8,543,325

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                               Page Number

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets
                March 31, 1996 and December 31, 1995.................   3

         Condensed Consolidated Statements of Income
                for the three months ended March 31, 1996 and 1995...   4

         Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 1996 and 1995...   5

         Notes to the Condensed Consolidated Financial Statements....   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............   8

PART II - OTHER INFORMATION

Item 6(a) - Exhibits.................................................  12

Signatures...........................................................  13

Exhibit Index........................................................  14

Exhibits.............................................................  15

ITEM 1                DESKTOP DATA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                March 31,        December 31,
                                                  1996               1995
                                                  ----               ----

ASSETS

Current assets:
  Cash and cash equivalents                       $11,305            $19,301
  Short-term investments                           21,801             13,117
  Accounts receivable                               4,764              3,164
  Prepaid expenses and deposits                     1,310              1,184
                                                  -------            -------
    Total current assets                           39,180             36,766
                                                  -------            -------
Property and equipment, net                         3,206              1,991
                                                  -------            -------
Other assets                                          195                122
                                                  -------            -------
      Total assets                                $42,581            $38,879
                                                  =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 1,317            $   974
  Accrued expenses                                  3,512              3,126
  Deferred revenue, current                        12,168             10,063
  Obligation under capital leases, current             25                 25
                                                  -------            -------
    Total current liabilities                      17,022             14,188
                                                  -------            -------
Obligation under capital leases, noncurrent            46                 53
                                                  -------            -------
Deferred revenue, noncurrent                           28                 33
                                                  -------            -------
Stockholders' equity:
  Common stock                                         85                 85
  Additional paid in capital                       31,028             30,989
  Accumulated deficit                              (5,628)            (6,469)
                                                  -------            -------
      Total stockholders' equity                   25,485             24,605
                                                  -------            -------
      Total liabilities &
       stockholders' equity                       $42,581            $38,879
                                                  =======            =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                         Three Months Ended
                                              March 31,
                                           1996         1995
                                           ----         ----

Subscription and royalty revenues        $  6,887    $  4,676
Other revenues                                411         369
                                           ------      ------
  Total revenues                            7,298       5,045

Cost of revenues                            1,932       1,394
Customer support expenses                     781         514
Development expenses                        1,071         636
Sales and marketing expenses                2,616       2,010
General and administrative expenses           405         270
                                           ------      ------
  Total costs and expenses                  6,805       4,824
                                           ------      ------
  Income from operations                      493         221

Interest income, net                          452          70
                                           ------      ------
Income before provision for
  income taxes                                945         291

Provision for income taxes                    104          15
                                           ------      ------
  Net income                               $  841      $  276
                                           ======      ======
Net income per common and common
  equivalent share for 1996; Pro
  forma net income per common and
  common equivalent share for 1995          $0.10       $0.04
                                           ======      ======
Weighted average number of
  common and common equivalent
  shares outstanding                        8,763       6,683
                                           ======      ======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                         Three Months Ended
                                              March 31,
                                           1996         1995
                                           ----         ----
Cash flows from operating activities:
  Net income                            $    841       $   276
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
  Depreciation                               191           115
  Changes in assets and liabilities:
   Accounts receivable                    (1,600)       (1,014)
   Prepaid expenses and deposits            (126)         (340)
   Accounts payable                          342            72
   Accrued expenses                          386           656
   Deferred revenue                        2,100         2,918
                                        --------       -------

     Net cash provided by
      operating activities                 2,134         2,683
                                        --------       -------

Cash flows from investing activities:
  Increase in short-term investments      (8,684)            -
  Purchases of property & equipment       (1,406)         (295)
  Increase in other assets                   (73)            -
                                        --------       -------
     Net cash used in
      investing activities               (10,163)         (295)
                                        --------       -------
Cash flows from financing activities:
  Proceeds from exercise of
   stock options                              39            15
  Payments on obligation under
   capital leases                             (6)           (5)
                                        --------       -------
     Net cash provided by
       financing activities                   33            10
                                        --------       -------
(Decrease)increase in cash
 and cash equivalents                     (7,996)        2,398
Cash and cash equivalents,
 beginning of period                      19,301         4,073
                                        --------       -------
Cash and cash equivalents,
 end of period                          $ 11,305       $ 6,471
                                        ========       =======
Supplemental disclosure of
 cash flow information:

Cash paid for income taxes              $    105       $    --
                                        ========       =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


I.   Operations and Significant Accounting Policies

Basis of Presentation

  The condensed consolidated financial statements of Desktop Data, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's
Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Desktop Data Canada, Inc. and Desktop Data Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments

  At March 31, 1996, cash equivalents included approximately $225,000 in money market investments and $8,981,000 in agency agreements. At March 31, 1996, short-term investments included approximately $8,936,000 in repurchase agreements and $12,865,000 in agency agreements.

Net Income and Pro Forma Net Income Per Common and Common Equivalent Share

  For the three month period ended March 31, 1996, net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method. For the three months ended March 31, 1995, pro forma net income per common and common equivalent share is computed by dividing net income, less the charge for the accretion of the Series B preferred stock, by the pro forma weighted average number of common and dilutive common stock equivalent shares outstanding during that period, assuming conversion of all shares of Series A convertible preferred stock and all shares of Series C and D redeemable preferred stock into common stock. Stock options granted after July 1, 1994 through August 11, 1995 have been reflected as outstanding for the three months ended March 31, 1995 using the treasury stock method required by the Securities and Exchange Commission.

2.  Stockholders' Equity

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

2.  Stockholders' Equity (Continued)

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

4.  Commitments

  On August 31, 1995, the Company entered into an operating lease for office facilities, which commenced in February, 1996 and expires in fiscal 2003. The Company will pay out a total of approximately $2.3 million in monthly lease payments over the period of the lease. The Company has paid approximately $153,000 related to an initial security deposit on the lease.

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

Results of Operations for the Three Months Ended March 31, 1996 and compared to the Three Months Ended March 31, 1995

  Total revenues increased 45%, from $5.0 million for the three months ended March 31, 1995 to $7.3 million for the three months ended March 31, 1996. In the first fiscal quarter of 1996, subscription and royalty revenues increased 47% to $6.9 million, up from $4.7 million for the same period in 1995. Other revenues increased 12% to $411,000 for the three month period ended March 31, 1996, up from $369,000 for the same period in 1995. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news. The increase in other revenues was due to increased non-recurring custom development projects.

  The number of installed customers increased from 285 customers at March 31, 1995, to 351 customers at March 31, 1996, an increase of 23%. The number of authorized users within customer organizations increased from 55,107 users at March 31, 1995 to 89,290 users at March 31, 1996, an increase of 62%. The average users per customer increased from 198 users at March 31, 1995 to 248 users at March 31, 1996, an increase of 25%. The Company's average revenues per customer increased from $17,320 for the three months ended March 31, 1995 to $20,078 for the three months ended March 31, 1996, an increase of 16%.

  Cost of revenues as a percentage of total revenues decreased slightly to 26% for the three months ended March 31, 1996 from 28% for the three months ended March 31, 1995, due primarily to decreases in the percentage of royalties paid to third party information providers.

  Customer support expenses increased 52% to $781,000 for the three months ended March 31, 1996, as compared to $514,000 for the same period in 1995. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses remained relatively constant at 11% for the three month period ended March 31, 1996 versus 10% for the comparable period in 1995.

  Development expenses increased 69% to $1.1 million for the three months ended March 31, 1996, as compared to $636,000 for the three months ended March 31, 1995. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development of new features. Development expenses, as a percentage of total revenues, increased to 15% for the three month period ended March 31, 1996, as compared to 13% for the comparable period in 1995.

  Sales and marketing expenses increased 30% to $2.6 million for the three month period ended March 31, 1996, as compared to $2.0 million for the same period in 1995. Sales and marketing expenses, as a percentage of total revenues, decreased to 36% for the three month period ended March 31, 1996, from 40% for the same period in 1995. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses.

  General and administrative expenses increased 50% to $405,000 from $270,000 for the three months ended March 31, 1996 and 1995, respectively. The increases in general and administrative expenses were due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained relatively constant at 6% and 5% for the three month periods ended March 31, 1996 and 1995, respectively.

  Interest income (expense), net increased to $452,000 in the three month period ended March 31, 1996, from $70,000 for the comparable period in 1995 due to the interest earned on higher cash balances generated from operations and the proceeds from the Company's initial public offering.

  The provision for income taxes of $104,000 and $15,000 for the three month periods ended March 31, 1996 and 1995, respectively, represent the alternative minimum tax due under the Internal Revenue Code and state taxes due in states that do not have net operating loss carryforwards available.

Liquidity and Capital Resources

  The Company's cash, cash equivalents and short-term investments balance was $33.1 million at March 31, 1996, as compared to $32.4 million at December 31, 1995, an increase of $700,000. Net cash generated from operations was $2.1 million for the three months ending March 31, 1996 compared with $2.7 million for the comparable period in 1995, due primarily to higher net income in the period ended March 31, 1996 combined with an increase in the change in accounts receivable and a decrease in the change in deferred revenue related to the timing of cash receipts. Net cash used for investing activities for the three months ended March 31, 1996 was $10.2 million, due primarily to the purchase of short-term investments. Net cash provided by financing activities in the three months ended March 31, 1996 was $33,000, due primarily to employee stock option exercises.

  The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

  The Company believes that its current cash balances and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for the next twelve months.

Certain Factors Affecting Future Operating Results

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of the risks which may affect future operating results.

  Competition. The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business and results of operations. The Company competes or may compete directly or indirectly with the following categories of companies: (i) large, well-established news and information providers such as Knight-Ridder Information Services, Inc. ("Dialog"), Dow Jones & Company, Inc. ("Dow Jones"), Reed Elsevier PLC ("Lexis/Nexis"), Pearson PLC ("Pearson"), Reuters America, Inc. ("Reuters") and Thomson Financial Networks, Inc. ("Thomson"); (ii) market data services companies such as Automatic Data Processing, Inc. ("ADP"), Bloomberg L.P. ("Bloomberg"), Quotron Systems, Inc. ("Quotron") and Dow Jones Telerate Inc. ("Telerate"); (iii) traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet; (iv) large providers of LAN-based software systems such as Lotus Development Corporation ("Lotus") and Microsoft Corporation ("Microsoft"), which could, in the future, ally with competing news and information providers; and (v) to a lesser degree, consumer-oriented commercial on-line services and Internet access providers. Many of these companies and market participants not named above have substantially greater financial, technical and marketing resources than the Company. The Company believes that NewsEDGE is differentiated from the news and system products offered by the large news and systems providers because of the Company's ability to deliver news from many different, competing providers on an enterprise-wide basis, directly to LAN-connected personal computers, customized to meet the needs of each individual user, at a relatively low cost per user.

  In addition, several smaller companies offer directly competitive products or services that provide news to enterprises through the customer's computer network. The Company believes that NewsEDGE offers advantages over each of these competing products. For example, each of the competing services offers substantially fewer real-time news sources than does NewsEDGE. Furthermore, unlike NewsEDGE, certain competitors do not offer real-time scrolling of news stories, while others do not support Lotus Notes or other groupware applications. In addition, many competitors rely on database engines developed by third parties, and as a result the Company believes these services are not as readily adaptable to evolving customer or information provider needs as is NewsEDGE. Finally, each of these smaller competitors is owned by a larger organization, which the Company believes restricts their ability to attract a large variety of news sources and makes it difficult for them to provide the same level and focus of sales, development and customer support as can be provided by Desktop Data.

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

                               DESKTOP DATA, INC.



PART II - OTHER INFORMATION

Item 6(a) - EXHIBITS

         Exhibit 11.1 - Computation of Earnings Per Share

Item 6(b) - REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               DESKTOP DATA, INC.



SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DESKTOP DATA, INC.
                                                     (Registrant)






Date:  May 3, 1996                      /s/   Edward R. Siegfried
                                      -----------------------------------------
                                      Edward R. Siegfried
                                      Vice President--Finance and Operations
                                      Treasurer and Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.                      Description                  Page
- -----------                      -----------                  ----

    11.1      --     Computation of earnings per share        15