Form 10-Q
period 1996-06-30
DESKTOP DATA INC
filed 1996-08-06
CIK 858912

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   June 30, 1996
                                  -------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number  0-26540
                        -------

                               DESKTOP DATA, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                             04-3016142
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
                                        -----      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                 Outstanding at July 31, 1996
- -------------------                 ----------------------------

Common Stock, par value $.01            8,590,847

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                               Page Number

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995........................   3

     Condensed Consolidated Statements of Income
          for the three and six months ended June 30, 1996 and 1995..   4

     Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996 and 1995............   5

     Notes to the Condensed Consolidated Financial Statements........   6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations...................   8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.........  13

Item 6(a) - Exhibits.................................................  13

Signature............................................................  14

Exhibit Index........................................................  15

Exhibits.............................................................  16

ITEM 1                 DESKTOP DATA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (in thousands)


                                                  June 30,     December 31,
                                                    1996          1995
                                                    ----          ----
ASSETS

Current assets:
   Cash and cash equivalents                   $     9,309     $    19,301
   Short-term investments                           24,892          13,117
   Accounts receivable                               5,254           3,164
   Prepaid expenses and deposits                     1,442           1,184
                                               -----------     -----------
        Total current assets                        40,897          36,766
                                               -----------     -----------

Property and equipment, net                          3,705           1,991
                                               -----------     -----------

Other assets                                           272             122
                                               -----------     -----------
        Total assets                           $    44,874     $    38,879
                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $     1,030     $       974
   Accrued expenses                                  3,288           3,126
   Deferred revenue, current                        13,628          10,063
   Obligation under capital leases, current             25              25
                                               -----------     -----------
        Total current liabilities                   17,971          14,188
                                               -----------     -----------

Obligation under capital leases, noncurrent             40              53
                                               -----------     -----------

Deferred revenue, noncurrent                           139              33
                                               -----------     -----------

Stockholders' equity:
   Common stock                                         86              85
   Additional paid-in capital                       31,244          30,989
   Accumulated deficit                              (4,606)         (6,469)
                                               -----------     -----------
Total stockholders' equity                          26,724          24,605
                                               -----------     -----------
        Total liabilities &
        stockholders' equity                   $    44,874     $    38,879
                                               ===========     ===========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                          Three Months Ended          Six Months Ended
                                                                                June 30,                  June 30,
                                                                            1996       1995          1996          1995
                                                                            ----       ----          ----          ----
Subscription and royalty revenues                                          $7,508     $5,145        $14,395       $ 9,821
Other revenues                                                                544        309            955           678
                                                                         --------   --------       --------      --------
     Total revenues                                                         8,052      5,454         15,350        10,499

Cost of revenues                                                            2,178      1,509          4,110         2,903
Customer support expenses                                                     868        616          1,649         1,130
Development expenses                                                        1,089        653          2,160         1,289
Sales and marketing expenses                                                2,834      2,135          5,450         4,145
General and administrative expenses                                           360        284            765           554
                                                                         --------   --------       --------      --------
     Total costs and expenses                                               7,329      5,197         14,134        10,021
                                                                         --------   --------       --------      --------

     Income from operations                                                   723        257          1,216           478

Interest income, net                                                          429         87            880           157
                                                                         --------   --------       --------      --------
Income before provision for income taxes                                    1,152        344          2,096           635

Provision for income taxes                                                    129         17            233            32
                                                                         --------   --------       --------      --------

     Net income                                                            $1,023     $  327        $ 1,863       $   603
                                                                         ========   ========       ========      ========
Net income per common and common
    equivalent share for 1996; Pro
    forma net income per common and
    common equivalent share for 1995                                        $0.12      $0.04          $0.21         $0.08
                                                                         ========   ========       ========      ========
Weighted average number of common and
    common equivalent shares outstanding for
    1996; Pro forma weighted average number of common and
    common equivalent shares outstanding for 1995                           8,839      6,871          8,787         6,922
                                                                         ========   ========       ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                                DESKTOP DATA, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                          (in thousands)

                                                                 Six Months                                     Six Months
                                                               Ended June 30,                                 Ended June 30,
                                                                    1996                                           1995
                                                                    ----                                           ----
Cash flows from operating activities:
    Net income                                                 $       1,863                                  $        603
    Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation                                                       428                                           243
      Changes in assets and liabilities:
         Accounts receivable                                          (2,090)                                            3
         Prepaid expenses and deposits                                  (257)                                         (260)
         Accounts payable                                                 56                                           340
         Accrued expenses                                                162                                           919
         Deferred revenue                                              3,670                                         2,516
                                                               -------------                                 -------------
      Net cash provided by operating activities                        3,832                                         4,364
                                                               =============                                 =============
Cash flows from investing activities:
    Purchases of short-term investments                              (11,775)                                            -
    Purchases of property and equipment                               (2,143)                                         (558)
    Increase in other assets                                            (149)                                          (15)
                                                               -------------                                 -------------
      Net cash used in investing activities                          (14,067)                                         (573)
                                                               =============                                 =============

Cash flows from financing activities:
    Proceeds from exercise of stock options                             102                                            46
    Proceeds from stock issuance under employee
      stock purchase plan                                               154                                             -
    Purchase of treasury stock                                            -                                            (2)
    Payments on obligation under capital lease                          (12)                                          (11)
    Deferred registration costs                                          -                                           (137)
                                                               -------------                                 -------------
      Net cash provided by (used in) financing activities               244                                          (104)
                                                               =============                                 =============

(Decrease) increase in cash and cash equivalents                     (9,991)                                        3,687
Cash and cash equivalents, beginning of period                       19,300                                         4,073
                                                               -------------                                 -------------
Cash and cash equivalents, end of period                       $      9,309                                  $      7,760
                                                               =============                                 =============

Supplemental disclosure of cash flow information
    Cash paid for income taxes                                 $        174                                  $          -
                                                               -------------                                 -------------
    Cash paid for interest                                     $          -                                  $          1
                                                               -------------                                 -------------
Supplemental disclosure of noncash transactions
    Accretion of dividends on redeemable
     preferred stock                                           $          -                                  $        175
                                                               -------------                                 -------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


I.   Operations and Significant Accounting Policies

Basis of Presentation

  The condensed consolidated financial statements of Desktop Data, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's
Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Desktop Data Canada, Inc. and Desktop Data Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments

  At June 30, 1996, cash equivalents included approximately $2.2 million in money market investments and $5.3 million in U.S. agency discount notes. At June 30, 1996, short-term investments included approximately $4.5 million in repurchase agreements, $2.9 million in U.S. Treasury notes, and $17.5 million in U.S. agency discount notes.

Net Income and Pro Forma Net Income Per Common and Common Equivalent Share

  For the three and six month periods ended June 30, 1996, net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares during that period.
Common equivalent shares from stock options have been included in the computation using the treasury-stock method. For the three and six month periods ended June 30, 1995, pro forma net income per common and common equivalent share is computed by dividing net income, less the charge for the accretion of the Series B preferred stock, by the pro forma weighted average number of common and dilutive common stock equivalent shares outstanding during that period, assuming conversion of all shares of Series A convertible preferred stock and all shares of Series C and D redeemable preferred stock into common stock. Stock options granted after July 1, 1994 through August 11, 1995 have been reflected as outstanding for the three and six month periods ended
June 30, 1995 using the treasury stock method as required by the Securities and Exchange Commission.

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

4.  Commitments

  On August 31, 1995, the Company entered into an operating lease for office facilities, which commenced in February, 1996 and expires in fiscal 2003. The Company will pay out a total of approximately $2.3 million in monthly lease payments over the period of the lease. The Company has paid approximately $229,000 related to the security deposit on the lease.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 1996

  Total revenues increased 48%, from $5.5 million for the three months ended June 30, 1995 to $8.1 million for the three months ended June 30, 1996. Year-to-date total revenues increased 46% to $15.4 million as compared to $10.5 million for the same six month period last year. In the second fiscal quarter, subscription and royalty revenues increased 46% to $7.5 million, up from $5.1 million for the same period in 1995. Year-to-date subscription and royalty revenues increased 47% to $14.4 million from $9.8 million for the six months ended June 30, 1996 and 1995, respectively. Other revenues increased 76% to $544,000 and 41% to $955,000, respectively, for the three and six month periods ended June 30, 1996, from $309,000 and $678,000, respectively, for the same periods in 1995. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third
party information news.   The increase in other revenues was due to increased
non-recurring custom development projects.

  The number of installed customers increased from 297 customers at June 30, 1995, to 363 customers at June 30, 1996, an increase of 22%. The number of authorized users within customer organizations increased from 60,562 users at June 30, 1995 to 105,877 users at June 30, 1996, an increase of 75%. The average users per customer increased from 203 users at June 30, 1995 to 267 users at June 30, 1996, an increase of 32%. The Company's average revenues per customer increased from $35,581 for the six months ended June 30, 1995 to $41,244 for the six months ended June 30, 1996, an increase of 16%.

  Cost of revenues, as a percentage of total revenues, decreased slightly to 27% for the three and six months ended June 30, 1996 from 28% for the three and six months ended June 30, 1995, due primarily to decreases in the percentage of royalties paid to third party information providers.

  Customer support expenses increased 41% to $868,000 for the three months ended June 30, 1996, as compared to $616,000 for the same period in 1995.
Year-to-date customer support expenses increased 46% to $1.6 million for the six months ended June 30, 1996, as compared to $1.1 million for the same period in 1995. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses remained constant at 11% for both the three and six month periods ended
June 30, 1996 and the comparable periods in 1995. At June 30, 1996, Desktop
Data had 40 employees engaged in field and central customer support operations.

  Development expenses increased 67% to $1.1 million for the three months ended June 30, 1996, as compared to $653,000 for the three months ended June 30, 1995. Year-to-date development expenses increased 68% to $2.2 million for the six months ended June 30, 1996, as compared to $1.3 million for the comparable period in 1995. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development and quality assurance testing of new features. As a percentage of total revenues, development expenses increased to 14% for the three and six month periods ended June 30, 1996, as compared to 12% for the comparable periods in 1995. The increase in development expenses was due primarily to planned increases in development staff required to expand and enhance the Company's product line. At June 30, 1996, Desktop Data had 43 employees engaged in development and quality assurance operations.

  Sales and marketing expenses increased 33% to $2.8 million for the three month period ended June 30, 1996, as compared to $2.1 million for the same period in 1995. Year-to-date sales and marketing expenses increased 31% to $5.5 million for the six month period ended June 30, 1996, from $4.1 for the same period in 1995. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, sales and marketing expenses decreased to 35% and 36% for the three and six month periods ended June 30, 1996, from 39% for the same periods in 1995. The decrease was primarily due to an increase in the Company's revenues, without a corresponding increase in sales and marketing expenses. As of June 30, 1996, Desktop Data's direct sales force and marketing staff consisted of 63 employees.

  General and administrative expenses increased 27% to $360,000 for the three months ended June 30, 1996 from $284,000 for the three months ended June 30, 1995. Year-to-date general and administrative expenses increased 38% to $765,000 for the six months ended June 30, 1996 from $554,000 for the six month period ended June 30, 1995. The increases in general and administrative expenses were due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained relatively constant at 4% and 5% for the three and six month periods ended June 30, 1996, as compared to 5% for both the three and six months ended June 30, 1995. At June 30, 1996, Desktop Data had 12 employees engaged in general and administrative operations.

  Interest income, net increased to $429,000 and $880,000 for the three and six month periods ended June 30, 1996, from $87,000 and $157,000 for the comparable periods in 1995 due to the interest earned on higher cash balances generated from operations and the proceeds from the Company's initial public offering and higher interest rates paid on cash balances.

  The provision for income taxes increased to $129,000 and $233,000, respectively, for the three and six month periods ended June 30, 1996 from $17,000 and $32,000 for the comparable periods in 1995. Provisions represent the alternative minimum tax due under the Internal Revenue Code and state taxes due in states that do not have net operating loss carryforwards available. The increase in the tax provision is due to both a reduction in the tax loss carryforwards and higher expected taxable income in the Company's foreign operations with higher tax rates.

Liquidity and Capital Resources

  The Company's cash, cash equivalents and short-term investments balance was $34.2 million at June 30, 1996, as compared to $32.4 million at December 31, 1995, an increase of $1.8 million. Net cash generated from operations was $3.8 million for the six months ending June 30, 1996 compared with $4.4 million for the comparable period in 1995, due primarily to higher net income in the period ended June 30, 1996 combined with an increase in the change in accounts receivable and a decrease in the change in deferred revenue related to the timing of cash receipts. Net cash used for investing activities for the six months ended June 30, 1996 was $14.1 million, due primarily to the purchase of short-term investments. Net cash provided by financing activities in the six months ended June 30, 1996 was $244,000, due primarily to proceeds from both employee stock option exercises and employee stock plan purchases.

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

  Dependence on News Providers. The Company currently makes over 600 news and information sources available through NewsEDGE, pursuant to agreements between the Company and over 50 different news providers. A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press ("The Associated Press"), Dow Jones, The Financial Times, Reuters and Thomson. The Company's agreements with news providers are generally for a term of one year, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if Desktop Data fails to fulfill its obligations under the agreement and, under some of the agreements, upon the occurrence of a change in control of the Company. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and would have a material adverse effect on the Company's business and results of operations.

  Dependence on News Transmission Sources. NewsEDGE news and information is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, Desktop Data's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company's news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and WavePhore Networks, Inc. ("WavePhore"), a common carrier communications vendor. WavePhore is also the communications provider for many newswires offered by the Company through NewsEDGE. The Company's agreement with WavePhore expires on December 31, 1998 and can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business would be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business.

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

  Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management, sales and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense. The Company has no long-term employment contracts with any of its employees and none of its employees is bound by a non-competition agreement. The loss of the services of one or more of the Company's executive officers, sales people, design engineers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business and results of operations. The Company maintains $3 million of key-man life insurance on Donald L. McLagan, the Company's Chairman, President and Chief Executive Officer.

                               DESKTOP DATA, INC.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Annual Meeting of Stockholders was held on May 30, 1996. Holders of an aggregate of 8,473,664 shares at the close of business on April 16, 1996 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

a) To reelect Messrs. Mitchell Kertzman and A. Baron Cass III to the Board of Directors for a three-year term.

                                Total Vote for Each   Total Vote Withheld
                                      Director         from Each Director

A. Baron Cass III                     7,434,345             3,045
Mitchell Kertzman                     7,432,545             4,845

Mr. Peter P. Homans and Ms. Ellen Carnahan will continue to hold office until the 1997 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs. Donald L. McLagan and Rory J. Cowan will continue to hold office until the 1998 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal.

b) To amend the Company's 1995 Non-Employee Director Stock Option Plan (the "Director Plan") to increase the initial grant under the Director Plan from 5,000 to 20,000 shares of the Company's Common Stock.

Total Vote for the Proposal        6,991,853
Total Vote Against the Proposal      341,526
Abstentions                           42,211
Broker Non-votes                      61,800

c) To ratify the appointment of the firm of Arthur Andersen LLP as independent accountants for the Company for the fiscal year ending December 31, 1996.

Total Vote for the Proposal        7,431,290
Total Vote Against the Proposal        1,625
Abstentions                            4,475

Item 6.  Exhibits and Reports Filed on Form 8-K.
- ------------------------------------------------

6a.  Exhibits.

     10.2 1995 Non-Employee Director Stock Option Plan, as amended

     11.1 Computation of earnings per share

6b.  REPORTS ON FORM 8-K

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               DESKTOP DATA, INC.



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DESKTOP DATA, INC.
                                                   (Registrant)



Date: August 6, 1996                     /s/ Edward R. Siegfried
                                         ---------------------------------
                                         Edward R. Siegfried
                                         Vice President--Finance and Operations
                                         Treasurer and Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.                            Description                       Page
- -----------                            -----------                       ----

  10.2            1995 Non-Employee Director Stock Option Plan, as        -
                  amended (filed as an attachment to the Company's Definitive Proxy Statement, filed with The Securities and Exchange Commission on April 25, 1996, and incorporated by reference herein)

  11.1            Computation of earnings per share                       16