Form 10-Q
period 1996-09-30
DESKTOP DATA INC
filed 1996-11-08
CIK 858912

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   September 30, 1996
                                  ------------------

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at October 31, 1996
-------------------                     ---------------------------------

Common Stock, par value $.01            8,598,788

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                  Page Number

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995.................   3

         Condensed Consolidated Statements of Income for the
              three and nine months ended September 30, 1996 and 1995..   4

         Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1996 and 1995............   5

         Notes to the Condensed Consolidated Financial Statements......   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................   8

PART II - OTHER INFORMATION

Item 6(a) - Exhibits...................................................  13

Signature..............................................................  14

Exhibit Index..........................................................  15

Exhibits...............................................................  16


ITEM 1                DESKTOP DATA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                      -------        -------
ASSETS
Current assets:
        Cash and cash equivalents                      $ 8,707        $19,301
        Short-term investments                          20,269         13,117
        Accounts receivable                              4,048          3,164
        Prepaid expenses and deposits                    1,871          1,184
                                                    ----------     ----------
                  Total current assets                  34,895         36,766
                                                    ----------     ----------

Long-term investments                                    7,899              -
                                                    ----------     ----------

Property and equipment, net                              4,191          1,991
                                                    ----------     ----------

Other assets                                               271            122
                                                    ----------     ----------
                  Total assets                         $47,256        $38,879
                                                    ==========     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                               $ 1,314        $   974
        Accrued expenses                                 3,739          3,126
        Deferred revenue, current                       14,128         10,063
        Obligation under capital leases, current            34             25
                                                    ----------     ----------
                  Total current liabilities             19,215         14,188
                                                    ----------     ----------
Obligation under capital leases, noncurrent                 46             53
                                                    ----------     ----------

Deferred revenue, nonc urrent                               47             33
                                                    ----------     ----------

Stockholders' equity:
        Common stock                                        86             85
        Additional paid-in capital                      31,266         30,989
        Accumulated deficit                             (3,404)        (6,469)
                                                    ----------     ----------
Total stockholders' equity                              27,948         24,605
                                                    ----------     ----------
                  Total liabilities &
                  stockholders' equity                 $47,256        $38,879
                                                    ==========     ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                DESKTOP DATA, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                                    1996         1995         1996          1995
                                                                                   ------       ------      -------        -------
Subscription and royalty revenues                                                  $8,062       $5,609      $22,457         $15,430
Other revenues                                                                        690          334        1,645           1,012
                                                                                   ------       ------      -------         -------
                     Total revenues                                                 8,752        5,943       24,102          16,442

Cost of revenues                                                                    2,409        1,631        6,519           4,534
Customer support expenses                                                             898          683        2,547           1,813
Development expenses                                                                1,024          747        3,184           2,036
Sales and marketing expenses                                                        3,199        2,271        8,649           6,416
General and admini strative expenses                                                  359          281        1,124             835
                                                                                   ------       ------      -------         -------
                     Total costs and expenses                                       7,889        5,613       22,023          15,634
                                                                                   ------       ------      -------         -------

                     Income from operations                                           863          330        2,079             808

Interest income, net                                                                  490          283        1,370             440
                                                                                   ------       ------      -------         -------

Income before provision for income taxes                                            1,353          613        3,449           1,248

Provision for income taxes                                                            151           49          384              81
                                                                                   ------       ------      -------         -------

                     Net income                                                    $1,202       $  564      $ 3,065         $ 1,167
                                                                                   ======       ======      =======         =======

Net income per common and common
                     equivalent share for 1996; Pro
                     forma net income per common and
                     common equivalent share for 1995                               $0.14        $0.07       $0.35            $0.15
                                                                                   ======       ======      =======         =======

Weighted average number of common and
                     common equivalent shares outstanding for
                     1996; Pro forma weighted average number of common
                     and common equivalent shares outstanding for 1995              8,795        7,935       8,811            7,219
                                                                                   ======       ======      ======           ======






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                                DESKTOP DATA, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)

                                                      NINE MONTHS                     NINE MONTHS
                                                   ENDED SEPTEMBER  30,           ENDED SEPTEMBER 30,
                                                         1996                           1995
                                                         ----                           ----
Cash flows from operating activities:

   Net income                                          $  3,065                       $ 1,167
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation                                           664                           371
     Changes in assets and liabilities:
           Accounts receivable                             (884)                         (218)
           Prepaid expenses and deposits                   (687)                         (273)
           Accounts payable                                 339                         1,040
           Accrued expenses                                 613                           903
           Deferred revenue                               4,078                         2,136
                                                      ---------                     ---------
     Net cash provided by operating activities            7,188                         5,126
                                                      =========                     =========

Cash flows from investing activities:
   Purchases of short-term investments                   (7,152)                            -
   Purchases of long-term investments                    (7,899)                            -
   Purchases of property and equipment                   (2,838)                         (881)
   Increase in other assets                                (149)                          (67)
                                                      ---------                     ---------
     Net cash used in investing activities              (18,038)                         (948)
                                                      =========                     =========

Cash flows from financing activities:
   Proceeds from IPO, net of issuance costs                  -                         26,711
   Payments of dividends on Preferred Stock                  -                         (2,638)
   Proceeds from exercise of stock options                 124                             54
   Proceeds from stock issuance under employee
          stock purchase plan                              154                              -
   Purchase of treasury stock                                -                             (2)
   Payments on obligation under capital leases             (22)                           (17)
                                                     ---------                      ---------
     Net cash provided by financing activities             256                         24,108
                                                     =========                      =========

(Decrease) increase in cash and cash equivalents       (10,594)                        28,286
Cash and cash equiv alents, beginning of period         19,301                          4,074
                                                     ---------                      ---------

Cash and cash equivalents, end of period              $  8,707                        $32,360
                                                     =========                      =========

Supplemental disclosure of cash flow information
   Cash paid for income taxes                         $    205                        $    19
                                                     ---------                      ---------
   Cash paid for interest                             $      4                        $     1
                                                     ---------                      ---------

Supplemental disclosure of noncash transactions
   Equipment acquired under capital lease
          obligations                                $     25                         $    17
                                                    ---------                       ---------
   Accretion of dividends on redeemable
          preferred stock                           $      -                          $   233
                                                   ----------                       ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


I.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The condensed consolidated financial statements of Desktop Data, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 10-
K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Interim operating results are not necessarily indicative of the results which would be expected for the full year.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Desktop Data Canada, Inc. and Desktop Data Securities Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Investments

  Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short term investments and securities with maturities of greater than twelve months are classified as long term investments.

  At September 30, 1996, cash equivalents included approximately $1.7 million in money market investments and $5.4 million in U.S. agency discount notes. At September 30, 1996, short term investments included approximately $4.3 million in U.S. Treasury notes, and $16.0 million in U.S. agency discount notes. Long term investments at September 30, 1996, were comprised of $7.9 million in U.S. Treasury notes.

Net Income and Pro Forma Net Income Per Common and Common Equivalent Share

  For the three and nine month periods ended September 30, 1996, net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method. For the three and nine month periods ended September 30, 1995, pro forma net income per common and common equivalent share is computed by dividing net income, less the charge for the accretion of the Series B preferred stock dividend, by the pro forma weighted average number of common and dilutive common equivalent shares outstanding during that period, assuming conversion of all shares of Series A convertible preferred stock and all shares of Series C and D redeemable preferred stock into common stock. Stock options granted after July 1, 1994 through August 11, 1995 have been reflected as outstanding for the three and nine month periods ended September 30, 1995 using the treasury stock method as required by the Securities and Exchange Commission.

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

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Desktop Data, through its NewsEDGE service and software, delivers a large variety of news and information sources in real time to personal computers and workstations installed on LANs and WANs, automatically monitors and filters the news, and alerts the users to stories of interest to them.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

  Total revenues increased 47%, from $5.9 million for the three months ended September 30, 1995 to $8.8 million for the three months ended September 30, 1996. Year-to-date total revenues increased 47% to $24.1 million as compared to $16.4 million for the same nine month period last year. In the third fiscal quarter, subscription and royalty revenues increased 44% to $8.1 million, up from $5.6 million for the same period in 1995. Year-to-date subscription and royalty revenues increased 46% to $22.5 million from $15.4 million for the nine months ended September 30, 1996 and 1995, respectively. Other revenues increased 107% to $690,000 and 63% to $1.6 million, respectively, for the three and nine month periods ended September 30, 1996, from $334,000 and $1.0 million, respectively, for the same periods in 1995. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news. The increase in other revenues was due to increased non-recurring custom development projects.

  The number of installed customers increased from 313 customers at September 30, 1995, to 373 customers at September 30, 1996, an increase of 19%. The number of authorized users within customer organizations increased from 68,915 users at September 30, 1995 to 110,298 users at September 30, 1996, an increase of 60%. The average users per customer increased from 212 users at September 30, 1995 to 270 users at September 30, 1996, an increase of 27%. The Company's average revenues per customer increased from $54,330 for the nine months ended September 30, 1995 to $63,435 for the nine months ended September 30, 1996, an increase of 17%.

  Cost of revenues, as a percentage of total revenues, remained relatively constant at 28% and 27% for the three and nine months ended September 30, 1996 from 27% and 28% for the three and nine months ended September 30, 1995.

  Customer support expenses increased 32% to $898,000 for the three months ended September 30, 1996, as compared to $683,000 for the same period in 1995. Year-to-date customer support expenses increased 41% to $2.5 million for the nine months ended September 30, 1996, as compared to $1.8 million for the same period in 1995. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses remained relatively constant at 10% and 11%, respectively, for the three and nine month periods ended September 30, 1996, as compared to 11% for both the three and nine month periods ended September 30, 1995. At September 30, 1996, Desktop Data had 49 employees engaged in field and central customer support operations.

  Development expenses increased 37% to $1.0 million for the three months ended September 30, 1996, as compared to $747,000 for the three months ended September 30, 1995. Year-to-date development expenses increased 56% to $3.2 million for the nine months ended September 30, 1996, as compared to $2.0 million for the comparable period in 1995. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development and quality assurance testing of new features. As a percentage of total revenues, development expenses remained relatively constant at 12% and 13%, respectively, for the three and nine month periods ended September 30, 1996, as compared to 13% and 12%, respectively, for the comparable periods in 1995. The increase in development expenses was due primarily to planned increases in development staff required to expand and enhance the Company's product line. At September 30, 1996, Desktop Data had 45 employees engaged in development and quality assurance operations.

  Sales and marketing expenses increased 41% to $3.2 million for the three month period ended September 30, 1996, as compared to $2.3 million for the same period in 1995. Year-to-date sales and marketing expenses increased 35% to $8.6 million for the nine month period ended September 30, 1996, from $6.4 for the same period in 1995. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, sales and marketing expenses decreased to 37% and 36% for the three and nine month periods ended September 30, 1996, from 38% and 39% for the same periods in 1995. The decrease was primarily due to an increase in the Company's revenues, without a corresponding increase in sales and marketing expenses. As of September 30, 1996, Desktop Data's direct sales force and marketing staff consisted of 63 employees.

  General and administrative expenses increased 28% to $359,000 for the three months ended September 30, 1996 from $281,000 for the three months ended September 30, 1995. Year-to-date general and administrative expenses increased 35% to $1.1 million for the nine months ended September 30, 1996 from $835,000 for the nine month period ended September 30, 1995. The increases in general and administrative expenses were due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained relatively constant at 4% and 5% for the three and nine month periods ended September 30, 1996, as compared to 5% for both the three and nine months ended September 30, 1995. At September 30, 1996, Desktop Data had 12 employees engaged in general and administrative operations.

  Interest income, net increased to $490,000 and $1.4 million, respectively, for the three and nine month periods ended September 30, 1996, from $283,000 and $440,000 for the comparable periods in 1995, due to the interest earned on higher cash balances generated from operations and the proceeds from the Company's initial public offering and higher interest rates paid on cash balances.

  The provision for income taxes increased to $151,000 and $384,000, respectively, for the three and nine month periods ended September 30, 1996 from $49,000 and $81,000 for the comparable periods in 1995. The increase in the tax provision is due to both the utilization of the available tax loss carryforwards and higher expected taxable income in the Company's foreign operations with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996, the Company had cash and investments aggregating $36.9 million (including $7.9 million in long term investments), as compared to $32.4 million of cash and investments at December 31, 1995, an overall increase of $4.5 million. Net cash generated from operations was $7.2 million for the nine months ending September 30, 1996 compared with $5.1 million for the comparable period in 1995, due primarily to higher net income in the period ended September 30, 1996 combined with the effects of changes in accounts receivable and deferred revenue related to the timing of cash receipts. Net cash used for investing activities for the nine months ended September 30, 1996 was $18.0 million, due primarily to the purchase of long term and short term investments, and purchases of property and equipment. Net cash provided by financing activities in the nine months ended September 30, 1996 was $256,000, due primarily to proceeds from both employee stock option exercises and employee stock plan purchases.

  The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies, although the Company has not entered into any commitments with respect to any such transactions.

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

  In addition, several smaller companies offer directly competitive products or services that provide news to enterprises through the customer's computer network. The Company believes that NewsEDGE offers advantages over each of these competing products. For example, certain of the competing services offers substantially fewer real-time news sources than does NewsEDGE. Furthermore, unlike NewsEDGE, certain competitors do not offer real-time scrolling of news stories, while others do not support Lotus Notes or other groupware applications. In addition, many competitors rely on database engines developed by third parties, and as a result the Company believes these services are not as readily adaptable to evolving customer or information provider needs as is NewsEDGE. Finally, certain of these smaller competitors are owned by a larger organization, which the Company believes restricts their ability to attract a large variety of news sources and makes it difficult for them to provide the same level and focus of sales, development and customer support as can be provided by Desktop Data.

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

                               DESKTOP DATA, INC.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K.
------------------------------------------------

6a.  Exhibits.

  11.1 Computation of earnings per share

6b.  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      DESKTOP DATA, INC. AND SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DESKTOP DATA, INC.
                                            (Registrant)



Date: November 8, 1996              /s/   Edward R. Siegfried
                                    --------------------------------------------
                                    Edward R. Siegfried
                                    Vice President--Finance and Operations
                                    Treasurer and Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.              Description                         Page
-----------              -----------                         ----

  11.1    -    Computation of earnings per share              16