Form 10-K
period 1996-12-31
DESKTOP DATA INC
filed 1997-03-31
CIK 858912

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

 (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:

None
----

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
-------------------
Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 28, 1997, was approximately $92.6 million (based upon the closing bid price of the Registrant's Common Stock on February 28, 1997, of $15.75 per share).

The number of shares outstanding of the Registrant's $.01 par value Common Shares as of February 28, 1997 was 8,634,394.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS
-----------------

     Desktop Data is the leading independent provider of customized, real-time news and information delivered to knowledge workers over their organizations' local area networks. The Company's primary service, NewsEDGE, provides professionals with customized news and information for better decision-making. Implemented in 382 customer organizations, including 31of the top 50 Business Week 1000, NewsEDGE combines more than 650 authoritative news sources with proven scalability and reliability, disseminating business-critical information throughout the corporate intranet. The NewsEDGE service is used by executives, salespeople, marketers, lawyers, accountants, consultants, bankers and financial professionals throughout customer organizations. As of December 31, 1996, NewsEDGE was installed by 382 customers, representing approximately 123,000 authorized users.

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

     The decentralization of decision making and accountability in large organizations has created a need for the widespread distribution of business information to knowledge workers across a number of disciplines and at different levels within the organization. At the same time, the accelerating pace of business activity, stimulated by global competitiveness and advanced electronic communication, has created a need for business information to be more current, timely and easy to access and use. Media attention to the World Wide Web and marketplace standardization on the use of web browsers to access information has reinforced the concept that knowledge workers need access to information from their desktop.

     The profusion of web information sites, many subsidized by advertisement banners, have made it more difficult for business professionals to quickly find the information they need for their jobs. Instead, knowledge workers are required to "surf the web" to track the sites that may contain the needed information. Furthermore, the rise of "push technology", along with its unsolicited advertisements, increases this problem by impeding the flow of valuable information to the desktops of such workers.

THE NEWSEDGE SOLUTION

     Desktop Data's NewsEDGE service allows knowledge workers to take advantage of the abundance of news and information available to their organizations. Typically, the Company installs its NewsEDGE software on a dedicated, customer-owned network server which is connected to the customer's LAN at the customer site. Desktop Data arranges for the delivery to the server of real-time news and information from the customer's choice of over 130 newswires, aggregating news and information from over 650 sources. The news is filtered to reflect personal profiles that have been established by each user on the user's desktop or laptop computer, and is delivered in real time, 24 hours a day, seven days a week. When a news story matching a user's personal profile arrives, the user is notified by a visual and audio alert, even if the user is then working in another application. When the user's computer is not on or is not connected to the LAN, stories matching that user's profile are stored by the server and delivered when the user's computer is re-activated. NewsEDGE stores approximately 90 days of news stories in a database on the NewsEDGE server, whether or not the stories have matched a profile, and enables users to quickly search the entire database at no additional charge.

     NewsEDGE is distinguished from the information offerings of individual news providers because it integrates the newswires from a number of competitive sources into a single, comprehensive service offering. Unlike Internet Web-site information products which place the burden on the user to determine whether or not there is new information available by logging on and revisiting the site, the NewsEDGE user's profile gathers breaking news from several sources and delivers it to the user's desktop. NewsEDGE also differs from "channel broadcast" information offerings because news services are integrated and offered free of advertising clutter, making it possible for users to read only that information that is of specific interest to them in one distilled stream. NewsEDGE leverages the existing LAN investment of business organizations and enables broad access to real-time news from multiple highly respected news sources. NewsEDGE alerts knowledge workers to important developments affecting their business, giving them an opportunity to gain an edge on competitors.

The NewsEDGE Service

     The Company's NewsEDGE service was designed to operate in a client/server LAN or WAN environment. The Company typically installs its NewsEDGE software on a dedicated, customer-owned network server which receives broadcast news on a 24 hour per day basis. Desktop Data arranges for the communication of news selected by the customer to the server through leased telephone lines, satellites or FM sideband transmission. Customers may also, however, access news services by connecting to NewsEDGE servers located at the Company's headquarters in Burlington, MA through dedicated, leased line connections or via the public Internet.

     No matter where the server is located, the NewsEDGE server software manages the receipt of news from multiple news sources over the communications vehicle arranged by the Company. Incoming stories are tested against the interest profiles of all NewsEDGE users on the LAN and alerts are sent to each user in accordance with the user's own profile. Profiles may also be created for shared access by groups of users with common interests. All stories received by the server are indexed by full text, ticker symbols, subject codes and dates and added to a news history database to support subsequent searching and retrieval. Typically, approximately 90 days of history of stories received, regardless of whether the stories have matched a profile, are maintained for user inquiry on the NewsEDGE server on the customer LAN.

     NewsEDGE client software manages the user's interface with the news. The NewsEDGE client software provides an easy-to-use graphical user interface that permits users to readily create and modify personalized profile lists of words, phrases and ticker symbols for news monitoring and alerting. When a news story matching a user's personal profile arrives, the user is notified by a visual and audio alert, even if the user is then working in another application. Users can also conduct immediate searches of news stored in the NewsEDGE server using Boolean search techniques, key words or phrases, ticker symbols and subject codes. NewsEDGE user functionality is supported in the Netscape Navigator and Microsoft Internet Explorer browsers, in Windows, Windows NT, OS/2, Macintosh, and UNIX desktop operating systems, and through an applications programming interface (API) for third party developers.

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

     NewsEDGE is designed with client-server architecture to leverage customers' LAN and WAN investments. NewsEDGE operates on Windows NT and OS/2 servers. NewsEDGE supports multiple LAN configurations, including Novell Netware, Banyan VINES and TCP/IP, broadcast, point-to-point, session and mixed protocols. NewsEDGE also supports server to server connections to groupware, E-mail, quotation and other applications on customer LANs, including Lotus Notes, Microsoft Exchange, and TIBCO Marketsheet.

     The Company has developed interfaces to on-line resources provided by other news and information providers, designed to permit NewsEDGE users to be alerted to or search for these resources using NewsEDGE, and then to link directly to them. For example, through Desktop Data's LinkEDGE, a user may be alerted that a press conference announcing breaking developments for a company matching the user's profile is about to be broadcast by NBC Desktop. LinkEDGE, which was released in December 1995, is designed to allow the user to directly access this press conference on the user's computer screen through NewsEDGE, rather than waiting for a later news story reporting on the event. Another application of this feature is designed to permit users to readily retrieve SEC filings by linking directly with Disclosure, Inc., which distributes such filings.

 NEWS AND INFORMATION PROVIDERS

     Desktop Data has contracted with providers to make available through the NewsEDGE service over 130 newswires, aggregating news and information from over 650 news sources. News and information sources currently available on NewsEDGE include newswires from AFP/Extel News Limited ("AFX"), The Associated Press, Inc. ("The Associated Press"), Dow Jones & Company, Inc. ("Dow Jones"), Knight-Ridder/Tribune Information Services, L.P., Nihon Shimbun America, Inc. ("Nikkei") (English language Japanese news) and Reuters America, Inc. ("Reuters"), as well as the text of stories in The Financial Post (Toronto), Financial Times (London), The New York Times News Service, USA Today and The Wall Street Journal. Also available on NewsEDGE are the business sections of over 100 North American newspapers, periodicals such as Business Week, Forbes, Fortune, InfoWorld, MacWeek and PC Week, newsletters such as those distributed by American Banker and Phillips Business Information Services, Inc., and international wire services and publications such as Agence France Presse ("AFP"), Deutsche Press-Agentur GmbH ("dpa"), and the Economist.

     Newswires are delivered to customer LANs through one or more of three delivery vehicles: leased telephone lines; direct satellite transmission; and FM sideband transmission. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, Desktop Data's role is to arrange the communications between the news provider and the NewsEDGE customer's server. For newspapers, newsletters, magazines and other sources which do not have their own broadcast communications capabilities, news and information are delivered to the Company's news consolidation facility in Burlington, Massachusetts, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers by a common carrier communications provider (currently WavePhore, Inc.).

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

     As a result of the low incremental cost of providing NewsEDGE to additional users, the Company offers substantial volume discounts. For example, the list price for a customer within the United States with 100 authorized users and including a basic package of newswires is currently $47,000 per year for NewsEDGE/WEB, for a cost per user per day of $1.29. The same package for 1,000 authorized users lists for $88,000, at a cost per user per day of $0.24. The NewsEDGE list price for this package decreases on a per user basis as the number of users increases.

     Certain newswires, including popular offerings from Dow Jones and Reuters, are billed separately directly by the news provider as an addition to the NewsEDGE subscription fee. Most customers purchase subscriptions for one or more of these newswires.

SALES AND MARKETING

     NewsEDGE is sold and marketed through the Company's direct sales force and marketing staff, which as of December 31, 1996, consisted of 62 full time employees based at eleven locations throughout the United States and Canada and locations in both the United Kingdom and The Netherlands. Because the decision to purchase NewsEDGE is complex and has implications for many different groups and constituencies throughout a customer organization, the Company believes that the education, NewsEDGE demonstrations and follow-through required to make a new customer sale is best done by its own sales staff, which focuses exclusively on NewsEDGE. Desktop Data believes that the size and experience of its sales force provide the Company with a competitive advantage. The Company's new account selling is concentrated on major corporations, financial institutions, government agencies, and publishers where timely news has high value, where there are numerous LAN users and where NewsEDGE cost economies of scale can provide the greatest benefit.

     NewsEDGE is generally sold pursuant to annual subscriptions that renew automatically unless notice of termination is provided prior to the end of the term. The Company sales team responsible for making the initial sale is also responsible for renewals and trade-ups. Trade-ups include the purchase by the customer of additional newswires, the authorization of more users and platforms and the acquisition of additional NewsEDGE servers. The Company's experienced direct sales force and significant investments in development and customer support have resulted in annual renewal rates of at least 90% for each of the last five years.

     To expand its service offerings and assist its sales force in selling NewsEDGE, the Company has entered into development and joint marketing relationships with various corporate partners. For example, the Company has contracted with Reuters and TIBCO to adapt NewsEDGE for use in conjunction with products sold by each of these companies to the trading floors of financial services firms, and to jointly market the resulting service. Desktop Data has also contracted with MSNBC Business Video to make MSNBC Business Video's television and video offerings available through NewsEDGE and to jointly market this service. Similar arrangements have also been made with Disclosure, Inc. in regard to SEC filings and with Disclosure Global Alert for other financial information.

NEWSEDGE CUSTOMERS

     Desktop Data customers include corporate, financial and government customers. As of December 31, 1996, NewsEDGE had been installed by 382 customers, representing approximately 123,000 authorized users. No customer has accounted for over 5% of the Company's revenues in any of the last three years.

CUSTOMER SUPPORT

     The Company believes that customer service and support is critical to achieving its objectives. The Company employs its own customer support staff, which provides centralized hotline telephone support, field installation, training,and upgrade and maintenance support services for NewsEDGE customers. The NewsEDGE support staff consists of individuals with technical knowledge and experience relating not only to NewsEDGE, but also to the various client/server architectures and systems installed at customer sites. NewsEDGE is a highly visible application operating on customer networks. The operation of NewsEDGE is dependent on the customer's hardware, news communication to the customer's site, the operation of the customer network, other applications which the customer may be running simultaneously and the technical skills of the customer's NewsEDGE administrator. The NewsEDGE support staff diagnoses problems and suggests solutions over the telephone and, where necessary, travels to customer sites for further diagnosis and maintenance and brings in specialized expertise from the Company's emergency staff of technology experts or the NewsEDGE engineers themselves. The Company has a comprehensive call monitoring and problem tracking system to concentrate and escalate attention to customer problems.

DEVELOPMENT

     The Company recognizes that the continued enhancement of NewsEDGE and the extension of its news and information offerings is critical to obtaining new customers and to obtaining trade-up sales and renewals from existing customers. Since its inception, Desktop Data has made substantial investments in research and development, issuing regular new releases of its NewsEDGE software since the service's first launch in 1990. The NewsEDGE software has been developed by the Company's internal development and quality assurance staff. New versions of NewsEDGE are released periodically and made available to the client/server systems installed at customer sites as part of the annual NewsEDGE subscription fee. The current version of NewsEDGE, release 3.2, was made available to customers beginning in January, 1997.

     Other development efforts have been focused on supporting additional desktop operating platforms and LAN configurations, expanding the scalability of the NewsEDGE server, increasing the number of news sources, increasing storage for news history, advancing the ease of programmatic access through support for ActiveX and Java, and providing enhanced precision and functionality for user searches and profiles. The Company's development expenses were $1.9 million, $2.9 million and $4.2 million in 1994, 1995 and 1996, respectively.

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

COMPETITION

     The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. The Company competes or may compete directly or indirectly with the following categories of companies: (i) large, well-established news and information providers such as Knight-Ridder, Dow Jones, Lexis/Nexis, Pearson, Reuters and Thomson; (ii) market data services companies such as ADP, Bloomberg, and Telerate; (iii) traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet; (iv) large providers of LAN-based software systems such as Lotus and Microsoft, which could, in the future, ally with competing news and information providers; and (v) to a lesser degree, consumer-oriented, advertising-subsidized Web-based services and Internet access providers. Many of these companies and market participants not named above have substantially greater financial, technical and marketing resources than the Company.

     The Company believes that NewsEDGE is differentiated from the news and system products offered by large news and systems providers because of the Company's ability to deliver news from many different, competing providers on an enterprise-wide basis, directly to LAN-connected personal computers, customized to meet the needs of each individual user, at a relatively low cost per user. Although they may compete with the Company in some respects, the Company attempts to establish cooperative, mutually beneficial relationships with large information or systems providers, many of whom are information providers and customers as well as current and potential joint marketing partners. In addition, several smaller companies offer directly competitive products or services that provide news to enterprises through the customer's computer network. The Company believes that NewsEDGE offers advantages over each of these competing products. For example, each of the competing services offers substantially fewer real-time news sources than does NewsEDGE. Furthermore, unlike NewsEDGE, certain competitors do not offer real-time scrolling of news stories or a historical database to support searching, while others do not support Lotus Notes, Microsoft Exchange or other groupware applications. In addition, many competitors rely on database engines developed by third parties, and as a result the Company believes these services are not as readily adaptable to evolving customer information provider needs as is NewsEDGE. Finally, many of these smaller competitors is owned by a larger organization, which the Company believes restricts their ability to attract a large variety of news sources and to fully respond to news providers' delivery requirements and makes it difficult for them to provide the same level and focus of sales, development and customer support as can be provided by Desktop Data.

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

EMPLOYEES

     As of December 31, 1996, the Company had 170 full-time employees, consisting of 62 employees in sales and marketing, 52 employees in customer support, 42 employees in development and 14 employees in general administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company effected its initial public offering of its Common Stock on August 11, 1995 at a price to the public of $15.00 per share. As of February 28, 1997, there were approximately 108 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "DTOP."

Based on the Nasdaq National Market daily closing price, the high and low stock prices for each quarter since the Company's initial public offering on August 11, 1995 are shown below. The quotations represent interdealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                                   Nasdaq National Market Daily Closing Price:
           Quarter Ended                  High                   Low
           -------------                 -------                ------
           September 30, 1995            $ 38.00                $ 21.00
           December 31, 1995               38.00                  21.25
           March 31, 1996                  36.75                  17.25
           June 30, 1996                   40.75                  26.50
           September 30, 1996              33.25                  22.25
           December 31, 1996               29.00                  17.25

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(In thousands, except per share data and other operating data)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  1996        1995         1994          1993         1992
                                                              ----------   ---------     --------      --------     --------
STATEMENT OF OPERATIONS DATA:
      Subscription and royalty revenues                         $ 31,292     $21,743      $12,925        $6,764       $3,441
      Other revenues                                               2,487       1,443        1,433           896          766
                                                              ----------   ---------     --------      --------     --------
           Total revenues                                         33,779      23,186       14,358         7,660        4,207
      Cost of revenues                                             9,501       6,397        3,879         2,010          968
      Customer support expenses                                    3,493       2,493        1,908           719          412
      Development expenses                                         4,230       2,870        1,902         1,654        1,172
      Sales and marketing expenses                                11,657       8,722        6,153         3,898        2,488
      General and administrative expenses                          1,595       1,281          900           675          592
                                                              -----------   --------    ---------      --------     --------
           Total costs and expenses                               30,476      21,763       14,742         8,956        5,632
        Income (loss) from operations                              3,303       1,423         (384)       (1,296)      (1,425)
      Interest income(expense), net                                1,896         897           97            34           (9)
                                                              ----------    --------    ---------      --------    ---------
        Income (loss) before provision
          for income taxes                                         5,199       2,320         (287)       (1,262)      (1,434)
      Provision for income taxes                                     614         183            -             -            -
                                                              ----------    --------     --------      --------    ---------
        Net income (loss)                                       $  4,585     $ 2,137     $   (287)      $(1,262)      (1,434)
                                                              ----------    --------     --------      --------    ---------
      Net income per common and common
        equivalent share in 1996 and 1995 (1);
        Pro forma net loss per common and
        common equivalent share in 1994 (1)                     $   0.52    $   0.43     $  (0.06)
                                                              ==========    ========     ========

OTHER OPERATING DATA:

      Installed customers at end of year                             382         335          255           195          139
      Authorized users at end of year (2)                        123,061      80,613       51,548        22,732        8,366
      Average users per customer (3)                                 284         224          165            93           54
      Average revenues per customer (4)                          $87,287     $73,706     $ 57,445       $40,503      $28,671
      Annual renewal rate (5)                                         95%         94%          94%           99%          94%
      Employees at end of year                                       170         130          100            68           42


                                                                                       DECEMBER 31,
                                                                  1996        1995         1994          1993         1992
                                                              ----------   ---------     --------      --------     --------
BALANCE SHEET DATA:
      Working capital (deficit)                                  $17,502     $22,578     $ (4,664)      $(1,967)       $(506)
      Total assets                                                48,327      38,879        8,220         4,875        3,706
      Redeemable preferred stock                                       -           -        4,545         4,195        3,845
      Total stockholders' equity (deficit)                        29,985      24,605       (6,077)       (5,464)      (3,841)

------------
(1) Calculated on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) Number of users authorized pursuant to contracts with installed customers.
(3) Calculated by dividing (i) the average of the number of authorized users at the end of the previous year and at the end of the current year, by (ii) the average of the number of installed customers at the end of the previous year and at the end of the current year.
(4) Calculated by dividing (i) subscription and royalty revenues for the current year by (ii) the average of the number of installed customers at the end of the previous year and at the end of the current year.
(5) Total annualized amount due under subscription agreements in effect at the end of the previous year for installed customers who renew their subscriptions during the current year, as a percentage of the total annualized amount due under allsubscriptions for installed customers in effect at the end of the previous year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its service offerings; and (iv) the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

INTRODUCTION AND OVERVIEW

     Desktop Data, Inc., through its family of NewsEDGE products, delivers, via both corporations' intranets and the Internet, a large variety of news and information sources in real time to professionals' personal computers, automatically monitoring and filtering the news, and alerting the users to stories of interest to them.

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

     The number of installed customers increased to 382 customers at December 31, 1996, from 335 customers at December 31, 1995, an increase of 14%. The number of authorized users within customer organizations increased to 123,061 users at December 31, 1996 from 80,613 users at December 31, 1995, an increase of 53%. The average users per customer increased to 284 users at December 31, 1996 from 224 users at December 31, 1995, an increase of 27%. The Company's average revenues per customer increased to $87,287 for 1996 from $73,706 for 1995, an increase of 18%. Customers renewing their NewsEDGE subscriptions in the years ended December 31, 1996, 1995, and 1994 have accounted for 95%, 94% and 94%, respectively, of the total annualized amounts due under subscription agreements in effect at the end of each of the immediately preceding years.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of total revenues:

                                               Percentage of Total Revenues
                                               ----------------------------
                                                       Year Ended
                                                       December 31,
                                                       ------------
                                              1996          1995       1994
                                              ----          ----       ----
Subscription and royalty revenues             92.6%         93.8%      90.0%
Other revenues                                 7.4           6.2       10.0
                                              -----        -----      -----
           Total revenues                    100.0         100.0      100.0
Cost of revenues                              28.1          27.6       27.0
Customer support expenses                     10.4          10.8       13.3
Development expenses                          12.5          12.4       13.2
Sales and marketing expenses                  34.5          37.6       42.9
General and administrative expenses            4.7           5.5        6.3
                                             -----         -----      -----
           Total costs and expenses           90.2          93.9      102.7
Income (loss) from operations                  9.8           6.1       (2.7)
Interest income, net                           5.6           3.9        0.7
                                             -----         -----      -----
Income (loss) before provision for
  income taxes                                15.4          10.0       (2.0)
Provision for income taxes                     1.8           0.8        0.0
                                             -----         -----      -----
           Net income (loss)                  13.6%          9.2%      (2.0)%
                                             =====         =====      =====

YEAR ENDED DECEMBER 31, 1996, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Revenues. Revenues consist of (i) subscription and royalty revenues and
(ii) other revenues which consist of revenues from NewsEDGE installation services and other sources. Total revenues increased 46% to $33.8 million for 1996 as compared to $23.2 million for 1995. Subscription and royalty revenues increased 44% to $31.3 million from $21.7 million for 1996 and 1995, respectively. The increase in subscription and royalty revenues was attributable to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news.

     Other revenues, consisting of revenues from NewsEDGE installation services, computer hardware system sales and non-recurring custom development projects, increased 72% to $2.5 million for 1996 from $1.4 million for 1995. The increase was due primarily to revenue from one-time custom development projects, such as the NBC Desktop Video and LinkEDGE projects. The Company currently does not solicit hardware sales, and anticipates that revenues from hardware sales will decline as a percentage of total revenues.

     International revenues (revenues from customers outside of North America) accounted for less than 5% of revenues during the years ended December 31, 1996 and 1995.

     Cost of revenues. Cost of revenues consists primarily of royalties paid to third party information providers for the cost of news services licensed to customers, costs associated with transmitting news services to customer sites and the cost of computer hardware sold to customers. Cost of revenues does not include customer support expenses. Cost of revenues, as a percentage of total revenues remained constant at 28% for the years ended December 31, 1996 and 1995.

     Customer support expenses. Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses increased 40% to $3.5 million for 1996, as compared to $2.5 million for 1995. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses declined to 10% for 1996 versus 11% for 1995.

     Development expenses. Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's new software and services. Development expenses increased 47% to $4.2 million for 1996, as compared to $2.9 million for 1995. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development of new features. Development expenses, as a percentage of total revenues, increased slightly to 13% for the year ended December 31, 1996, as compared to 12% for the year ended December 31, 1995.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses increased 34% to $11.7 million for 1996, as compared to $8.7 million for 1995. Sales and marketing expenses represented 35% of revenues for 1996, as compared to 38% for 1995. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses.

     General and administrative expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses increased 24% to $1.6 million for 1996, from $1.3 million for 1995. The increases in general and administrative expenses were due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, decreased slightly to 5% for the year ended December 31, 1996, as compared to 6% for the year ended December 31, 1995.

     Interest income, net. Interest income, net consists of interest earned on cash and cash equivalents, short-term and long-term investments, offset by interest expense on equipment financing. Interest income, net increased to $1.9 million for 1996, from $897,000 for 1995, due primarily to interest earned on higher cash balances generated from operations.

    For the year ended December 31, 1996, the provision for income taxes was $614,000. This provision is primarily the result of state taxes due in states that do not have net operating loss carryforwards available and the alternative minimum tax due under the Internal Revenue Code. During 1997, the Company expects to be at an effective tax rate of approximately 40%.

YEAR ENDED DECEMBER 31, 1995, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Revenues. Total revenues increased 61% to $23.2 million for 1995 as compared to $14.4 million for 1994. Subscription and royalty revenues increased 68% to $21.7 million from $12.9 million for 1995 and 1994, respectively. The increase in subscription and royalty revenues was attributable to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news.

     Other revenues remained flat at $1.4 million for 1995 and 1994. The Company currently does not solicit hardware sales, and anticipates that revenues from hardware sales will continue to decline as a percentage of total revenues.

     International revenues accounted for less than 5% of revenues during the years ended December 31, 1995 and 1994. The Company established a sales and technical support operation in England during the second half of 1994.

     Cost of revenues. Cost of revenues, as a percentage of total revenues increased slightly to 28% for the year ended December 31, 1995, as compared to 27% for the year ended December 31, 1994.

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

     Development expenses. Development expenses increased 51% to $2.9 million for 1995, as compared to $1.9 million for 1994. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development of new features. Development expenses, as a percentage of total revenues, declined slightly to 12% for the year ended December 31, 1995, as compared to 13% for the year ended December 31, 1994.

     Sales and marketing expenses. Sales and marketing expenses increased 42% to $8.7 million, respectively, for 1995, as compared to $6.2 million for 1994. Sales and marketing expenses represented 38% of revenues for 1995, as compared to 43% for 1994. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses.

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

     For the year ended December 31, 1995, the provision for income taxes was $183,000. This provision is the result of state taxes due in states that do not have net operating loss carryforwards available and the alternative minimum tax due under the Internal Revenue Code. No provision for income taxes was made for the year ended December 31, 1994 because the Company incurred a net operating loss for that year.

LIQUIDITY AND CAPITAL RESOURCES

     On August 11, 1995, the Company completed an initial public offering of its common stock, which provided the Company with net proceeds of approximately $26,711,000. Prior to the initial public offering, the Company funded its operations primarily from cash flow from operations and proceeds from the issuance of preferred stock.

     The Company's cash and cash equivalents and investments balance was $36.8 million at December 31, 1996, as compared to $32.4 million at December 31, 1995, an increase of $4.4 million.

     Net cash provided by operations was $7.5 million, $5.8 million and $2.5 million for 1996, 1995 and 1994, respectively. Accounts receivable increased $1.8 million, $906,000, and $723,000 for 1996, 1995 and 1994, respectively.
Deferred revenue increased $3.7 million, $2.5 million, and $2.6 million for 1996, 1995 and 1994, respectively. These increases are due to both profitable operations and the continued growth in subscription fees and increased deferred revenue resulting from advanced payments received from customers.

     Net cash used in investing activities for the year ended December 31, 1996 was $16.5 million, $13.0 million for the net purchases of investments and $3.5 million for capital expenditures. During 1995 and 1994, the Company used $14.6 million and $659,000, respectively, in investing activities, primarily for capital expenditures required to support the expansion and growth of the business, and the purchase of short-term investments.

     Net cash provided by financing activities was $428,000 and $24.0 million for 1996 and 1995, respectively. During 1994, net cash provided by financing activities was $10,000. Net cash provided during 1996 consisted of proceeds from both employee stock option exercises and purchases under the employee stock purchase plan. Net cash provided during 1995 consisted primarily of the net proceeds from the Company's initial public offering, offset by payments of dividends on preferred stock. All of the Company's preferred stock was either converted into common stock upon the closing of the public offering or redeemed by the Company during 1995. As such, there is no outstanding preferred stock or dividends payable.

     The Company believes that its current cash, cash equivalents and short-term investments and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

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

     Dependence on News Providers. The Company currently makes over 650 news and information sources available through NewsEDGE, pursuant to agreements between the Company and over 50 different news providers. A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press ("The Associated Press"), Dow Jones, The Financial Times, Reuters and Thomson. The Company's agreements with news providers are generally for a term of one year, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if Desktop Data fails to fulfill its obligations under the agreement and, under some of the agreements, upon the occurrence of a change in control of the Company. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and would have a material adverse effect on the Company's business and results of operations.

     Dependence on News Transmission Sources. NewsEDGE news and information is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, Desktop Data's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company's news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and WavePhore ("WavePhore"), a common carrier communications vendor. WavePhore is also the communications provider for many newswires offered by the Company through NewsEDGE. The Company's agreement with WavePhore expired on December 31, 1996, and was extended through December 31, 1998. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business would be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business.

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

     Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management, sales and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense. The Company has no long-term employment contracts with any of its employees. The loss of the services of one or more of the Company's executive officers, sales people, design engineers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business and results of operations. The Company maintains $3 million of key-man life insurance on Donald L. McLagan, the Company's Chairman, President and Chief Executive Officer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Desktop Data, Inc.:

We have audited the accompanying consolidated balance sheets of Desktop Data, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Desktop Data, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 31, 1997 (except with respect to the matters discussed in Note 4(d), as to which the date is February 13, 1997)

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,     December 31,
                                                     1996             1995
                                                  ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $10,735,071      $19,300,515
  Short-term investments                           18,119,717       13,117,217
  Accounts receivable                               4,948,351        3,163,744
  Prepaid expenses and deposits                     1,814,104        1,184,309
                                                  ------------      -----------
          Total current assets                     35,617,243       36,765,785
                                                  ------------      -----------
LONG-TERM INVESTMENTS                               7,927,667                -
                                                  ------------      -----------
PROPERTY AND EQUIPMENT, AT COST:
  Computer equipment                                4,846,437        2,836,704
  Furniture and fixtures                              518,615          291,253
  Machinery and equipment                             734,847           70,056
  Equipment under capital leases                      138,792          113,171
                                                  ------------      -----------
                                                    6,238,691        3,311,184
  Less:  Accumulated depreciation                  (1,599,021)      (1,320,647)
                                                  ------------      -----------
                                                    4,639,670        1,990,537
                                                  ------------      -----------
OTHER ASSETS                                          142,570          122,193
                                                  ------------      -----------
                                                  $48,327,150      $38,878,515
                                                  ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                $   878,147      $   974,168
  Accrued expenses                                  3,572,198        3,125,756
  Deferred revenue, current                        13,630,356       10,063,149
  Obligation under capital leases, current             34,191           24,581
                                                  ------------      -----------
          Total current liabilities                18,114,892       14,187,654
                                                  ------------      -----------
OBLIGATION UNDER CAPITAL LEASES, NONCURRENT            37,569           52,529
                                                  ------------      -----------
DEFERRED REVENUE, NONCURRENT                          190,165           33,427
                                                  ------------      -----------

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value-
    Authorized-15,000,000 shares
    Issued and outstanding-8,626,425
    shares and 8,510,680 shares at
    December 31, 1996 and 1995, respectively           86,264           85,107
  Additional paid-in capital                       31,782,106       30,988,442
  Accumulated deficit                              (1,883,846)      (6,468,644)
                                                  ------------      -----------
Total stockholders' equity                         29,984,524       24,604,905
                                                  ------------      -----------
                                                  $48,327,150      $38,878,515
                                                  ------------      -----------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                       1996            1995            1994
REVENUES                                          $ 33,779,259    $ 23,185,833    $ 14,357,624
                                                    ----------    ------------    ------------
COSTS AND EXPENSES:
   Cost of revenues                                  9,500,735       6,397,094       3,878,896
   Customer support expenses                         3,492,756       2,492,493       1,907,926
   Development expenses                              4,230,161       2,870,351       1,902,200
   Sales and marketing expenses                     11,657,566       8,721,712       6,152,745
   General and administrative expenses               1,595,039       1,281,227         899,796
                                                    ----------    ------------    ------------
           Total costs and expenses                 30,476,257      21,762,877      14,741,563
                                                    ----------    ------------    ------------
           Income (loss) from operations             3,303,002       1,422,956        (383,939)
INTEREST INCOME, NET                                 1,896,021         897,108          96,872
                                                    ----------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      5,199,023       2,320,064        (287,067)
PROVISION FOR INCOME TAXES                             614,225         183,000               -
                                                    -----------   ------------    ------------
           Net income (loss)                         4,584,798       2,137,064        (287,067)

ACCRETION OF DIVIDENDS ON SERIES B PREFERRED STOCK           -        (101,250)       (135,000)

DISCOUNT ON REDEMPTION OF SERIES B PREFERRED STOCK           -       1,232,238              -
                                                    -----------   ------------    -----------
           Net income (loss) available
            for common stockholders                $ 4,584,798     $ 3,268,052    $  (422,067)
                                                    ===========   ============    ===========
NET INCOME PER COMMON AND COMMON EQUIVALENT
SHARE IN 1996 AND 1995; PRO FORMA
NET LOSS PER COMMON AND COMMON EQUIVALENT
SHARE IN 1994 (NOTE 1)                                  $  .52          $  .43        $  (.06)
                                                    ===========   ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING IN 1996 AND 1995;
PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING IN
1994 (NOTE 1)                                        8,778,479       7,518,529      6,670,410
                                                    ===========   ============    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

                                      SERIES A
                             CONVERTIBLE PREFERRED STOCK      COMMON STOCK
                                 NUMBER        $.01        NUMBER         $.01          ADDITIONAL        ACCUMULATED
                                OF SHARES    PAR VALUE    OF SHARES     PAR VALUE     PAID-IN CAPITAL       DEFICIT
Balance, December 31, 1993       5,335,410    $ 53,354     2,400,876      $24,009         $ 2,803,287      $(8,318,641)
 Purchase of
  treasury stock                        -           -             -            -                   -                -
 Exercise of
  stock options                         -           -       241,337        2,413              25,990                -
 Accretion of
  dividends on redeemable
  preferred stock                       -           -             -            -            (350,000)               -
 Net loss                               -           -             -            -                   -         (287,067)
                                ---------    --------     ---------      -------         -----------      -----------
Balance, December 31, 1994      5,335,410      53,354     2,642,213       26,422           2,479,277       (8,605,708)
 Purchase of
  treasury stock                        -           -             -            -                   -                -
 Retirement of
  treasury stock                        -           -       (29,766)        (298)            (32,387)               -
 Exercise of
  stock options                         -           -        74,110          742              63,895                -
 Payments and accretion
  of dividends on
  redeemable preferred
  stock                                 -           -             -            -          (2,217,000)               -
 Proceeds from initial
  public offering, less
  offering costs                        -           -     1,977,000       19,770          26,691,551                -
 Conversion of Series A,
  C and D preferred
  stock                        (5,335,410)    (53,354)    3,847,123       38,471           2,770,868                -
 Discount on redemption
  of Series B preferred
  stock                                 -           -             -            -           1,232,238                -
Net income                              -           -             -            -                   -        2,137,064
                                ---------    --------     ---------      -------         -----------      -----------
Balance, December 31, 1994              -           -     8,510,680       85,107          30,988,442       (6,468,644)
 Exercise of stock options              -           -        99,566          996             162,681                -
Stock issued under
 employee stock
 option purchase plan                   -           -        16,179          161             295,033                -
Tax benefit from
 exercise of stock
 options                                -           -             -            -             335,950                -
Net income                              -           -             -            -                   -        4,584,798
                                ---------    --------     ---------      -------         -----------      -----------
Balance, December 31, 1996              -    $      -     8,626,425      $86,264         $31,782,106      $(1,883,846)
                                =========    ========     =========      =======         ===========      ===========


                                        TREASURY STOCK            TOTAL
                                        NUMBER                STOCKHOLDER'S
                                       OF SHARES    COST     EQUITY (DEFICIT)
Balance, December 31, 1993             27,457    $(26,191)    $(5,464,182)
 Purchase of
  treasury stock                        2,028      (4,564)         (4,564)
 Exercise of stock
  options                                   -           -          28,403
 Accretion of dividends on
  redeemable preferred stock                -           -        (350,000)
 Net loss                                   -           -        (287,067)
                                       ------    --------     -----------
Balance, December 31, 1994             29,485     (30,755)     (6,077,410)
 Purchase of treasury
  stock                                   281      (1,930)         (1,930)
 Retirement of treasury stock         (29,766)     32,685               -
 Exercise of stock options                  -           -          64,637
 Payments and accretion of
  dividends on redeemable
  preferred stock                           -           -      (2,217,000)
 Proceeds from initial public
  offering, less offering costs             -           -      26,711,321
 Conversion of Series A, C
  and D preferred stock                     -           -       2,755,985
 Discount on redemption of
  Series B preferred stock                  -           -       1,232,238
 Net income                                 -           -       2,137,064
                                       ------    --------     -----------
Balance, December 31, 1994                  -           -      24,604,905
 Exercise of stock options                  -           -         163,677
 Stock issued under employee
  stock option purchase plan                -           -         295,194
 Tax benefit from exercise
  of stock options                          -           -         335,950
 Net income                                 -           -       4,584,798
                                       ------    --------     -----------
Balance, December 31, 1996             $    -    $      -     $29,984,524
                                       ======    ========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                    1996                 1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $ 4,584,798        $   2,137,064        $   (287,067)
   Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities-
      Depreciation                                   898,300              498,900            307,369
      Tax benefit from exercise of stock options     335,950                    -                  -
      Changes in assets and liabilities:
        Accounts receivable                       (1,784,607)            (905,914)          (722,767)
        Prepaid expenses and deposits               (629,795)            (439,893)          (311,603)
        Accounts payable                             (96,021)             552,292             12,505
        Accrued expenses                             446,442            1,496,537            912,086
        Deferred revenue                           3,723,945            2,476,294          2,602,930
                                                   ----------           ----------        ----------
          Net cash provided by operating
           activities                              7,479,012            5,815,280          2,513,453
                                                   ----------           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments           (47,494,860)         (13,117,217)                 -
   Proceeds from maturities and sales of
      short-term investments                      42,492,360                    -                  -
   Purchases of long-term investments             (7,927,667)                   -                  -
   Purchases of property and equipment            (3,521,809)          (1,383,269)          (634,946)
   Increase in other assets                          (20,377)             (65,876)           (24,000)
                                                   ----------           ----------        ----------
        Net cash used in investing activities    (16,472,353)         (14,566,362)          (658,946)
                                                   ----------           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options           163,677               64,637             28,403
   Proceeds from stock issued under employee
      stock purchase plan                            295,194                    -                  -
   Proceeds from initial public offering,
      less offering costs                                  -           26,711,321                  -
   Payments of dividends on redeemable
      preferred stock                                      -           (2,638,041)                 -
   Purchase of fractional shares on conversion
      of preferred stock                                   -               (1,041)                 -
   Redemption of Series B preferred stock                  -             (135,000)                 -
   Purchase of treasury stock                              -               (1,930)            (4,564)
   Payments on obligations under capital leases      (30,974)             (21,799)           (14,261)
                                                   ----------           ----------        ----------

        Net cash provided by financing activities    427,897           23,978,147              9,578
                                                   ----------           ----------        ----------

(DECREASE ) INCREASE IN CASH AND CASH
  EQUIVALENTS                                     (8,565,444)          15,227,065          1,864,085

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      19,300,515            4,073,450          2,209,365
                                                   ----------           ----------        ----------

CASH AND CASH EQUIVALENTS, END OF YEAR           $ 10,735,071        $ 19,300,515        $ 4,073,450
                                                  ============        ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                         $     5,325        $      3,121        $     2,578
                                                  ============        ============        ===========
   Cash paid for income taxes                     $   294,119        $     10,600        $         -
                                                  ============        ============        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

   Equipment acquired under capital lease
      obligations                                 $    25,624        $     18,090        $    95,081
                                                  ============        ============        ===========
   Accretion of dividends on redeemable
      preferred stock                             $         -        $     17,238        $   350,000
                                                  ============        ============        ===========
   Discount on redemption of Series B
      preferred stock                             $         -        $  1,232,238        $         -
                                                  ============        ============        ===========
   Conversion of Series A, C and D
      preferred stock                             $         -        $  2,757,025        $         -
                                                  ============        ============        ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1)        OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

           Desktop Data, Inc. (the Company) was incorporated on July 11, 1988, and through its NewsEDGE service and software, delivers a large variety of news and information sources in real time to personal computers installed on LANs and WANs, automatically monitors and filters the news, and alerts users to stories of interest to them.

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

           (b)       Cash and Cash Equivalents

                     Cash and cash equivalents, which have original maturities of less than three months, consist of the following:

                                                                     DECEMBER 31,
                                                                1996              1995
                         Cash                             $   989,221            $   926,947
                         Money market accounts                900,479              5,413,147
                         Securities purchased under
                            agreements to resell                    -             11,973,971
                         U.S. Treasury Bills                        -                986,450
                         U.S. Government Agencies           8,845,371                      -
                                                          ------------          ------------
                                                          $ 10,735,071          $ 19,300,515
                                                          ============          ============

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(1)        OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

           (c)       Investments

                     Investments are classified into one of three categories and accounted for as follows:

                                 Category                                          Accounting Treatment
                                 --------                                          --------------------
                     Held to maturity - securities for which the                   Reported at amortized cost
                     Company has the positive intent and ability
                     to hold to maturity

                     Trading - securities held for resale in the                   Reported at fair value, with
                     near term                                                     unrealized gains and losses
                                                                                   included in income

                     Available for sale - securities not classified                Reported at fair value, with
                     as trading or held to maturity                                unrealized gains or losses, net of
                                                                                   tax, reported as a separate
                                                                                   component of equity

                     As of December 31, 1996, all of the Company's investments
                 are classified and accounted for as held to maturity. As of December 31, 1996 and 1995, the amortized cost of the Company's investments, which approximates fair market value, is as follows:

                                                                     DECEMBER 31,
                                                                1996               1995
                Short-term
                ----------
                Repurchase Agreement                     $              -     $        4,417,701
                U.S. Government Agencies                       13,833,870              8,699,516
                U.S. Treasury Notes                             4,285,847                      -
                                                         -----------------    ------------------
                                                         $     18,119,717     $       13,117,217
                                                         ================     ==================
                Long-term
                ---------
                U.S. Treasury Notes, due in 1998         $      7,927,667     $                -
                                                         ================     ==================

                     Any security that experiences a decline in value that
                 management believes is other than temporary is reduced to its net realizable value by a charge to income. Realized gains and losses from the sale of investment securities are recorded on the trade date by specific identification of the security sold. Realized gains and losses were not material during any year presented.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(1)        OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

           (d)       Management Estimates

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

           (e)       Depreciation

                     The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of assets over their estimated useful lives of five years, except for depreciation of leasehold improvements, which are depreciated over the shorter of the lease term or the life of the asset.

           (f)       Research and Development and Software Development Costs

                     Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company has not capitalized software development costs to date, as the costs incurred after technological feasibility of a software product has been established have not been significant.

           (g)       Revenue Recognition

                     Revenues in the accompanying consolidated statements of operations consist of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                 1996                 1995                1994
                Subscription and royalty revenues         $      31,292,468   $       21,743,194   $       12,925,145
                Other revenues                                    2,486,791            1,442,639            1,432,479
                                                          -----------------   ------------------   ------------------

                                                          $      33,779,259   $       23,185,833   $       14,357,624
                                                          =================   ==================   ==================

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(1)        OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

           (g)       Revenue Recognition (Continued)

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

           (h)       Income Taxes

                     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards available for tax reporting purposes, using the applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

           (i)       Foreign Currency Translation

                     Revenues and expenses are translated using exchange rates in effect during the year. Gains or losses from foreign currency translation are expensed as incurred. There were no significant gains or losses from foreign currency translations during any year presented.

           (j)       Postretirement Benefits

                     The Company has no obligations for postretirement benefits.

           (k)       Concentration of Credit Risk

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

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

 (1)       OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

           (l) Net Income and Pro Forma Loss per Common and Common Equivalent Share

                     For the years ended December 31, 1996 and 1995, net income per common and common equivalent share is computed by dividing net income, less any charges for the accretion of the Series B preferred stock dividends plus any discounts on the redemption of the Series B preferred stock in 1995, by the weighted average common and common stock equivalents during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method.

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

                     The dollar and per share impact available to common stockholders of the redemption of the Series B preferred stock is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                      1996                        1995                         1994
                                                      ----                        ----                         ----
                Net income (loss)                   $4,584,798      $ 0.52     $ 2,137,064     $  0.28     $(287,067)     $(0.04)
                Accretion of dividends
                  on Series B
                  preferred stock                            -           -        (101,250)      (0.01)     (135,000)      (0.02)
                                                    ----------      ------     -----------     -------     ---------      ------
                Net income (loss) before
                  redemption of Series B
                  preferred stock                    4,584,798        0.52       2,035,814        0.27      (422,067)      (0.06)
                Discount on redemption
                  of Series B preferred
                  stock                                      -           -       1,232,238         0.16            -           -
                                                    ----------      ------     -----------     -------     ---------      ------
                Net income(loss)available
                  for common stockholders           $4,584,798      $ 0.52     $  3,268,052    $  0.43     $(422,067)     $(0.06)
                                                    ==========      ======     ============    =======     ==========     =======

                Weighted average number of
                  common and common equivalent
                  shares outstanding in 1996
                  and 1995; Pro forma weighted
                  average number of common and
                  common equivalent shares
                  outstanding in 1994                8,778,479                    7,518,529                 6,670,410
                                                    ==========                 ============                ==========

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(1)        OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

           (m)       New Accounting Pronouncement

                     In June 1996, the Financial Accounting Standards Board
           (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company does not expect the statement to have a material impact on the Company's consolidated financial position or results of operations upon adoption on January 1, 1997.

           (n)       Reclassifications

                     Certain prior year amounts have been reclassified to conform with current year presentation.

(2)        INCOME TAXES

           The components of deferred income taxes are as follows:

                                                                          DECEMBER 31,
                                                                   1996                 1995
         Tax effect of net operating loss
           carryforwards, excluding amounts
           related to stock option exercises                $               -      $     1,598,099
         Deferred revenue                                             312,040              282,000
         Financial reserves not yet deductible                        309,726              336,000
         Deferred tax (liability) asset related to
           property and equipment                                    (180,076)               4,000
         Research and development and
           alternative minimum tax credit
           carryforwards                                              595,956              451,431
         Valuation allowance                                       (1,037,646)          (2,671,530)
                                                            ------------------   -----------------
                                                            $               -    $               -
                                                            =================    =================

           Due to the uncertainty surrounding the realization of the net deferred tax asset, the Company has provided a full valuation allowance against this amount. The reduction in the valuation allowance from 1995 to 1996 is attributable to the utilization of net operating loss carryforwards.

           The exercise of nonqualified stock options gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized by the Company, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial accounting purposes and the related tax benefits are credited directly to additional paid-in capital when the benefit is realized. Tax deductions related to stock option exercises were approximately $2.8 million and $550,000 for 1996 and 1995,

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(2)        INCOME TAXES (Continued)

           respectively. During the year ended December 31, 1996, a tax benefit in the amount of $335,950 for deductions of approximately $840,000, which amount represents all of the 1995 deduction and a portion of the 1996 deduction, was realized and credited to additional paid-in capital. As of December 31, 1996, the Company has a net operating loss carryforward of approximately $2.5 million which expires in 2008. All of such carryforward is the result of deductions related to stock option exercises. Accordingly, the tax benefit related to the utilization of such carryforward will be credited to additional paid-in capital upon utilization.

           The research and development credit carryforwards of $514,324 expire in 2007 through 2011.

           A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                         DECEMBER 31,
                                                                                      1996         1995
                Income tax provision at federal statutory rate                        34.0 %        34.0 %
                Increase (decrease) in tax resulting from-
                   State tax provision, net of federal benefit                         6.3           6.3
                   Change in valuation allowance                                     (31.4)        (32.4)
                   Other                                                               2.9
                                                                                   -------
                           Effective tax rate                                         11.8 %         7.9 %
                                                                                   =======      ========

(3)        STOCKHOLDERS' EQUITY

           (a)       Redeemable Preferred Stock

                     In December 1990, the Company sold 13,500 shares of Series B redeemable preferred stock (the Series B preferred stock) and 1,500 shares of Series C convertible redeemable preferred stock (the Series C preferred stock) for gross proceeds of $1,350,000 and $150,000, respectively. On October 20, 1992, the Company sold 20,000 shares of Series D convertible redeemable preferred stock (the Series D preferred stock) for gross proceeds of $2,000,000.

           (b)       Stock Split

                     On June 26, 1995, the Company's stockholders approved a 1-for-2.25 reverse stock split of the Company's common stock. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(3)        STOCKHOLDERS' EQUITY (Continued)

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

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(4)        STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

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

           (c)       1995 Non-Employee Director Stock Option Plan

                     On June 26, 1995, the Company's stockholders also approved the 1995 Non-Employee Director Stock Option Plan (the 1995 Director
           Plan), for which 100,000 shares of the Company's common stock have been reserved. The purpose of the 1995 Director Plan is to attract and retain qualified persons who are not also officers or employees of the Company (the Eligible Directors) to serve as directors of the Company. Under the 1995 Director Plan, as amended, any Eligible Director shall automatically be granted an option to purchase 20,000 shares of common stock on the effective date of election at an option price equal to the fair market value on the date of grant, and an option to purchase 2,500 shares of the common stock on the date of each successive annual meeting of the stockholders, if such director has attended at least 75% of the meetings of the Board during the past fiscal year. Options granted under this plan expire 10 years from the date of grant.

           (d)       Stock Option Plan Activity

                     The following schedule summarizes all stock option activity under the 1989 and 1995 plans for the three years ended December 31, 1996:

                                                   1996                        1995                         1994
                                        ---------------------------  -------------------------    -------------------------
                                                          WEIGHTED                   WEIGHTED                      WEIGHTED
                                                           AVERAGE                    AVERAGE                       AVERAGE
                                                          EXERCISE                   EXERCISE                      EXERCISE
                                           SHARES          PRICE      SHARES           PRICE        SHARES           PRICE
                                         ---------        --------   --------        --------      --------         --------
Outstanding, beginning of year            263,241       $  3.44       275,881          $1.39        440,420         $  .50
Granted                                   575,850         24.18        75,497           8.58         91,655           2.33
Exercised                                 (99,566)         1.64       (74,110)           .87       (241,337)           .12
Terminated                                (89,542)        21.28       (14,027)          3.85        (14,857)          1.49
                                         ---------                   --------                      --------
Outstanding, end of year                  649,983        $19.60       263,241          $3.44        275,881          $1.39
                                         ========        ======      ========          =====       ========          =====
Exercisable, end of year                   83,401        $ 3.52       115,572          $1.34         82,908          $ .86
                                         ========        ======      ========          =====       ========          =====
Weighted average fair value
    of options granted                                   $13.19                             $4.67                      N/A
                                                         ======                             =====

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(4)        STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

           (d)       Stock Option Plan Activity (Continued)

                     The following table summarizes information about stock options outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            --------------------------------------------------      ------------------------------
                                 NUMBER         WEIGHTED AVERAGE      WEIGHTED           NUMBER              WEIGHTED
EXERCISE PRICE/                OUTSTANDING          REMAINING          AVERAGE         EXERCISABLE            AVERAGE
     RANGE OF                     AS OF            CONTRACTUAL        EXERCISE             AT                EXERCISE
EXERCISE PRICES             DECEMBER 31, 1996         LIFE              PRICE       DECEMBER 31, 1996          PRICE
---------------             -----------------        ------            -------      -----------------         ------
$ 0.90 - $7.43                    136,923              2.37           $  3.31               80,071           $  2.73
     $15.00                         5,035              3.55             15.00                1,748             15.00
     $22.75                       140,950              9.55             22.75                 -              -
     $23.50                        52,200              9.79             23.50                   93             23.50
$24.00 - $35.75                   314,875              9.10             24.85                1,489             30.95
                                  -------                                                   ------
$0.90 - $35.75                    649,983              7.76            $19.60               83,401           $  3.52
                                  =======              ====            ======               ======           =======

                     On February 13, 1997, the Company's Board of Directors authorized the repricing of all stock options previously granted under the 1995 Plan, excluding 105,000 options which were granted to the executive officers of the Company. The repricing provides for the exercise price of 375,525 options to be reduced to $14.13 per share, the closing price of the Company's stock on February 13, 1997. Prior to the repricing, such options had exercise prices ranging from $22.75 to $35.75.

           (e)       1995 Employee Stock Purchase Plan

                     On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semiannual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed $25,000 in any year). At December 31, 1996, 158,821 shares of common stock were reserved for purchases under the 1995 Purchase Plan.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(4)        STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

           (f)       Fair Value of Stock-Based Compensation

                     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1995 and 1996 and shares purchased under the 1995 Purchase Plan in 1996 using the Black Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                                                   1996                    1995
                                                                   ----                    ----
                     Risk free interest rate                    5.26-6.70%               5.76-7.74%
                     Expected dividend yield                       None                     None
                     Expected lives                             3-6 years                3-6 years
                     Expected volatility                           63%                       63%

                     Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net income applicable to common stockholders and net income per common and common equivalent share would have been the following pro forma amounts:

                                                                                 1996           1995
                                                                                 ----           ----
                     Net income available to common stockholders:
                               As reported                                  $4,584,798        $3,268,052
                               Pro forma                                     3,074,395         3,213,195

                     Net income per common and common equivalent share:
                               As reported                                        $.52              $.43
                               Pro forma                                           .35               .43

                     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma information included above does not consider the repricing of the stock options in the 1995 Plan in February 1997.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Continued)

(5)        COMMITMENTS

           (a)       Operating Leases

                     The Company conducts its operations in facilities under operating leases expiring through 2003. The Company's future minimum lease payments under these leases as of December 31, 1996 are approximately as follows:

                YEAR                           AMOUNT
                1997                 $         699,000
                1998                           681,000
                1999                           567,000
                2000                           435,000
                2001                           435,000
                Thereafter                     581,000
                                     -----------------
                                     $       3,398,000
                                     =================

                     Rent expense charged to operations was approximately $900,000, $564,000 and $452,000 for the years ended 1996, 1995 and
           1994, respectively.

           (b)       Capital Leases

                     The Company leases certain equipment under capital leases. Future minimum lease payments under these capital leases as of December 31, 1996 are as follows:

                YEAR                                                          AMOUNT
                1997                                                      $     41,146
                1998                                                            39,001
                1999                                                             7,447
                                                                         --------------

                          Total minimum lease payments                          87,594

                Less--Amount representing interest                              15,834

                          Obligation under capital leases                       71,760

                Less--Current portion of capital lease obligation               34,191
                                                                          -------------
                                                                          $     37,569
                                                                          ==============

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(6)        PREPAID EXPENSES AND DEPOSITS

           Prepaid expenses and deposits in the accompanying consolidated balance sheets consist of the following:

                                                                  DECEMBER 31,
                                                         1996                 1995
         Prepaid commissions                         $     995,378       $       893,258
         Prepaid royalties                                 562,446               184,393
         Other                                             256,280               106,658
                                                  ----------------      ----------------
                                                   $     1,814,104     $       1,184,309
                                                   ===============     =================

(7)        ACCRUED EXPENSES

           Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                                 DECEMBER 31,
                                                         1996                 1995
         Payroll and payroll-related              $         867,789    $         966,990
         Royalties                                          917,086              800,778
         Other                                            1,787,323            1,357,988
                                                  -----------------   ------------------
                                                  $       3,572,198    $       3,125,756
                                                  =================    =================

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------
DIRECTORS
---------

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS
------------------

     The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION
------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996.

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

      (1)  Financial Statements
           --------------------
           Financial Statements (Listed Under Part II, Item 8 and included herein by reference).

      (2)  Financial Statement Schedules
           -----------------------------

      (3)  Exhibits
           --------

           Exhibit
           Number              Description of Document
           -------             -----------------------
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

           Exhibit
           Number              Description of Document
           -------             -----------------------
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

            *21.1              Subsidiaries of the Company.

            *23.1              Consent of Arthur Andersen LLP

            *24.0              Power of Attorney (included on page 39)

            *27.0              Financial Data Schedule

* Filed herewith.

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1996.

(c)  The exhibits required by this Item are listed under Item 14(a).

(d)  The financial statement schedules required by this Item are listed under
     Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DESKTOP DATA, INC.
                                                    (Registrant)


Date:  March 28, 1997                                /s/   Donald L. McLagan
                                                    ---------------------------
                                                    Donald L. McLagan
                                                    Chairman, President  and
                                                      Chief Executive Officer

We, the undersigned officers and directors of Desktop Data, Inc., hereby severally constitute and appoint Donald L. McLagan and Edward R. Siegfried, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on our behalf in such capacities to enable Desktop Data, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                TITLE(S)                    DATE
           ---------                --------                    ----

/s/   Donald L. McLagan       Chairman, President, Chief     March 28, 1997
---------------------------     Executive Officer and
Donald L. McLagan               Director (Principal
                                Executive Officer)

/s/   Edward R. Siegfried     Vice President--Finance        March 28, 1997
---------------------------      and Operations,
Edward R. Siegfried              Treasurer and Assistant
                                 Secretary (Principal
                                 Financial and Accounting
                                 Officer)

/s/   A. Baron Cass           Director                       March 28, 1997
--------------------------
A. Baron Cass

/s/  June Rokoff              Director                       March 28, 1997
--------------------------
June Rokoff

/s/   Ellen Carnahan          Director                       March 28, 1997
--------------------------
Ellen Carnahan

/s/   Rory J. Cowan           Director                       March 28, 1997
--------------------------
Rory J. Cowan