Form 10-Q
period 1997-03-31
DESKTOP DATA INC
filed 1997-05-15
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   March 31, 1997
                                  --------------

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

                                (617) 229-3000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                 Outstanding at April 30, 1997
-------------------                 -----------------------------

Common Stock, par value $.01        8,645,841

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                  Page Number

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996...................   3

         Condensed Consolidated Statements of Income
            for the three months ended March 31, 1997 and 1996.....   4

         Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1997 and 1996.....   5

         Notes to the Condensed Consolidated Financial Statements..   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............   8

PART II - OTHER INFORMATION

Item 6(a) - Exhibits...............................................  12

Item 6(b) - Reports on Form 8-K....................................  12

Signatures.........................................................  13

Exhibit Index......................................................  14

Exhibit 11.1 - Computation of Earnings Per Share...................  15

Exhibit 27.0 - Financial Data Schedule.............................  16

ITEM 1                DESKTOP DATA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                             MARCH 31,   DECEMBER 31,
                                               1997         1996
                                               ----         ----
ASSETS

Current assets:
  Cash and cash equivalents                     $ 6,740    $10,735
  Short-term investments                         29,774     18,120
  Accounts receivable                             7,138      4,948
  Prepaid expenses and deposits                   2,076      1,814
                                                -------    -------
   Total current assets                          45,728     35,617
                                                -------    -------

Long-term investments                             2,959      7,928
                                                -------    -------

Property and equipment, net                       5,354      4,640
                                                -------    -------

Other assets                                        143        142
                                                -------    -------
      Total assets                              $54,184    $48,327
                                                =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 2,549    $   878
  Accrued expenses                                4,334      3,572
  Deferred revenue, current                      16,280     13,631
  Obligation under capital leases, current           37         34
                                                -------    -------
   Total current liabilities                     23,200     18,115
                                                -------    -------

Obligation under capital leases, noncurrent          26         38
                                                -------    -------

Deferred revenue, noncurrent                         85        190
                                                -------    -------

Commitments (Note 3)

Stockholders' equity:
  Common stock                                       86         86
  Additional paid in capital                     31,801     31,782
  Accumulated deficit                            (1,014)    (1,884)
                                                -------    -------
   Total stockholders' equity                    30,873     29,984
                                                -------    -------
      Total liabilities &
       stockholders' equity                     $54,184    $48,327
                                                =======    =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                         1997      1996
                                       --------  --------

Subscription and royalty revenues        $9,115    $6,887
Other revenues                              634       411
                                         ------    ------
  Total revenues                          9,749     7,298

Cost of revenues                          2,879     1,932
Customer support expenses                 1,009       781
Development expenses                      1,133     1,071
Sales and marketing expenses              3,345     2,616
General and administrative expenses         453       405
                                         ------    ------
  Total costs and expenses                8,819     6,805
                                         ------    ------

  Income from operations                    930       493

Interest income, net                        520       452
                                         ------    ------

Income before provision for
  income taxes                            1,450       945

Provision for income taxes                  580       104
                                         ------    ------

  Net income                             $  870    $  841
                                         ======    ======

Net income per common and common
  equivalent share                        $0.10     $0.10
                                         ======    ======

Weighted average number of
  common and common equivalent
  shares outstanding                      8,787     8,763
                                         ======    ======


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1997       1996
                                                        ----       ----
Cash flows from operating activities:
  Net income                                         $    870    $    841
  Adjustment to reconcile net income to net
    cash provided by operating activities:
 Depreciation                                             375         191
 Changes in assets and liabilities:
   Accounts receivable                                 (2,190)     (1,600)
   Prepaid expenses and deposits                         (262)       (126)
   Accounts payable                                     1,671         342
   Accrued expenses                                       762         386
   Deferred revenue                                     2,544       2,100
                                                     --------    --------
   Net adjustments to net income                        2,900       1,293
                                                     --------    --------

      Net cash provided by operating activities         3,770       2,134
                                                     --------    --------

Cash flows from investing activities:
  Purchases of investments                            (29,475)     (8,684)
  Proceeds from maturities/sales of investments        22,790           -
  Purchases of property & equipment                    (1,089)     (1,406)
  Increase in other assets                                 (1)        (73)
                                                     --------    --------

      Net cash used in investing activities            (7,775)    (10,163)
                                                     --------    --------

Cash flows from financing activities:
  Proceeds from exercise of stock options                  19          39
  Payments on obligations under capital leases             (9)         (6)
                                                     --------    --------

      Net cash provided by financing activities            10          33
                                                     --------    --------

Decrease in cash and cash equivalents                  (3,995)     (7,996)
Cash and cash equivalents, beginning of period         10,735      19,301
                                                     --------    --------

Cash and cash equivalents, end of period             $  6,740    $ 11,305
                                                     ========    ========

Supplemental disclosure of cash flow information:

Cash paid for income taxes                           $     34    $    105
                                                     ========    ========



             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The condensed consolidated financial statements of Desktop Data, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-
K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Desktop Data Canada, Inc. and Desktop Data Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Investments

    Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short-term investments and securities with maturities of greater than twelve months are classified as long term investments.

    At March 31, 1997, cash equivalents included approximately $1,148,000 in money market investments and $2,358,000 in agency agreements. At March 31, 1997, short-term investments included approximately $9,271,000 in U.S. Treasury Notes, and $20,503,000 in U.S. Agency discount notes. Long term investments at March 31, 1997, were comprised of $2,959,000 in U.S. Treasury Notes. As of March 31, 1997, all of the Company's investments are classified and accounted for as held to maturity.

Net Income Per Common and Common Equivalent Share

    For the three month period ended March 31, 1997 and 1996, net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method.

    In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supercedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, upon adoption, SFAS No. 128 requires restatement of all prior period earnings per share information. Basic earnings per share and diluted earnings per share for the three months ended March 31, 1997 and 1996, calculated in accordance with SFAS No. 128, are the same as net income per common share computed using the existing rules.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  STOCKHOLDERS' EQUITY

    On February 13, 1997, the Company's Board of Directors authorized the repricing of all stock options previously granted under the 1995 Plan, excluding 105,000 options which were granted to the executive officers of the Company.
The repricing provided for the exercise price of 375,525 options to be reduced to $14.13 per share, the closing price of the Company's stock on February 13, 1997. Prior to the repricing, such options had exercise prices ranging from $22.75 to $35.75.

3.  COMMITMENTS

    On August 31, 1995, the Company entered into an operating lease for office facilities, which commenced in February, 1996 and expires in fiscal 2003. The Company will pay out a total of approximately $2.3 million in monthly lease payments over the period of the lease. As of March 31, 1997, the Company has paid a deposit of approximately $229,000 related to the lease.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Desktop Data, through its NewsEDGE products, delivers, via both corporations' intranets and the internet, a large variety of news and information sources in real time to professionals' personal computers, automatically monitoring and filtering the news, and alerting the users to stories of interest to them.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

    Total revenues increased 33.6%, from $7.3 million for the three months ended March 31, 1996 to $9.7 million for the three months ended March 31, 1997. In the first fiscal quarter of 1997, subscription and royalty revenues increased 32.3% to $9.1 million, up from $6.9 million for the same period in 1996. Other revenues increased 54.1% to $634,000 for the three month period ended March 31, 1997, up from $412,000 for the same period in 1996. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news. The increase in other revenues was due to increased non-recurring custom development projects.

    The number of installed customers increased from 351 customers at March 31, 1996, to 388 customers at March 31, 1997, an increase of 10.5%. The number of authorized users within customer organizations increased from 89,290 users at March 31, 1996 to 141,251 users at March 31, 1997, an increase of 58.2%. The average users per customer increased from 248 users at March 31, 1996 to 343 users at March 31, 1997, an increase of 38.3%. The Company's average revenues per customer increased from $20,078 for the three months ended March 31, 1996 to $23,674 for the three months ended March 31, 1997, an increase of 17.9%.

    Cost of revenues, as a percentage of total revenues, increased to 29.5% for the three months ended March 31, 1997 from 26.5% for the three months ended March 31, 1996, due primarily to increases in the percentage of royalties paid to third party information providers.

    Customer support expenses increased 29.1% to $1.0 million for the three months ended March 31, 1997, as compared to $781,000 for the same period in 1996. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses remained relatively constant at 10.4% for the three month period ended March 31, 1997 versus 10.7% for the comparable period in 1996.

    Development expenses increased 5.7% to $1.13 million for the three months ended March 31, 1997, as compared to $1.07 million for the three months ended March 31, 1996. Development expenses increased as a result of higher staffing levels to provide for enhancements of existing features and the development of new features. Development expenses, as a percentage of total revenues, decreased slightly to 11.6% for the three month period ended March 31, 1997, as compared to 14.6% for the comparable period in 1996.

    Sales and marketing expenses increased 27.9% to $3.3 million for the three month period ended March 31, 1997, as compared to $2.6 million for the same period in 1996. Sales and marketing expenses, as a percentage of total revenues, decreased to 34.3% for the three month period ended March 31, 1997, from 35.8% for the same period in 1996. Sales and marketing expenses increased in absolute dollars during the three months ended March 31, 1997, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, however, sales and marketing expenses decreased primarily as a result of the increase in the Company's revenues, without a corresponding increase in sales and marketing expenses.

    General and administrative expenses increased 12.0% to $453,000 from $405,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in general and administrative expenses was due primarily to the additions of staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, decreased slightly to 4.6% for the three month period ended March 31, 1997, from 5.5% for the comparable period in 1996.

    Interest income, net increased to $520,000 in the three month period ended March 31, 1997, from $452,000 for the comparable period in 1996, due to the interest earned on higher cash balances generated from operations and the proceeds from the Company's initial public offering.

    The provision for income taxes of $580,000 and $104,000 for the three month periods ended March 31, 1997 and 1996, respectively, are based on the expected tax rate for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents and investments balances were $39.5 million at March 31, 1997, as compared to $36.8 million at December 31, 1996, an increase of $2.7 million. Net cash generated from operations was $3.8 million for the three months ending March 31, 1997 compared with $2.1 million for the comparable period in 1996, due primarily to increases in accounts payable and deferred revenue balances. Net cash used for investing activities for the three months ended March 31, 1997 was $7.8 million, due to the purchase of investments and property and equipment. Net cash provided by financing activities in the three months ended March 31, 1997 was $10,000, due primarily to employee stock option exercises.

    The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

    The Company believes that its current cash and cash equivalents and investments balances and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of the risks which may affect future operating results.

    Competition. The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have material adverse effect on the Company's business and results of operations. In the recent past, competition has increased as several new companies and Internet-based technologies have entered the market. The Company believes that this has resulted in a lengthening of its customers' decision making process and may adversely affect the Company's business and results of operations in the future.

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

    Dependence on News Providers. The Company currently makes over 650 news and information sources available through NewsEDGE, pursuant to agreements between the Company and over 130 different news providers. A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones & Company, Inc., The Financial Times (London), Reuters America, Inc. and Thomson. The Company's agreements with news providers are generally for a term of one year, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if Desktop Data fails to fulfill its obligations under the agreement and, under some of the agreements, upon the occurrence of a change in control of the Company. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and would have a material adverse effect on the Company's business and results of operations.

    Dependence on News Transmission Sources. NewsEDGE news and information is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, Desktop Data's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company's news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and WavePhore ("WavePhore"), a common carrier communications vendor. WavePhore is also the communications provider for many newswires offered by the Company through NewsEDGE. The Company's agreement with WavePhore expires on December 31, 1998. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business would be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business.

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

                      DESKTOP DATA, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6(a) - EXHIBITS

     Exhibit 11.1 - Computation of Earnings Per Share

     Exhibit 27 - Financial Data Schedule

Item 6(b) - REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      DESKTOP DATA, INC. AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DESKTOP DATA, INC.
                                         (Registrant)



Date:  May 14, 1997                 /s/   Edward R. Siegfried
                                    --------------------------------------
                                    Edward R. Siegfried
                                    Vice President--Finance and Operations,
                                    Treasurer and Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.              Description                       Page
-----------              -----------                       ----

    11.1          Computation of earnings per share         15

    27.0          Financial Data Schedule                   16