Form 10-Q
period 1997-06-30
DESKTOP DATA INC
filed 1997-08-12
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   June 30, 1997
                                  -------------

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
                                         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class                     Outstanding at August 1, 1997
-------------------                     -----------------------------
Common Stock, par value $.01            8,661,910

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I    -  FINANCIAL INFORMATION                                                                                 Page Number
Item 1    -  Financial Statements


             Condensed Consolidated Balance Sheets at
                      June 30, 1997 and December 31, 1996........................................................       3

             Condensed Consolidated Statements of Income
                      for the three and six months ended June 30, 1997 and 1996..................................       4

             Condensed Consolidated Statements of Cash Flows
                      for the six months ended June 30, 1997 and 1996............................................       5

             Notes to the Condensed Consolidated Financial Statements............................................       6

Item 2    -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................................................       8

PART II   -  OTHER INFORMATION

Item 4    -  Submission of Matters to a Vote of Security Holders.................................................      12

Item 6(a) -  Exhibits............................................................................................      12

Item 6(b) -  Reports on Form 8-K.................................................................................      12

Signature........................................................................................................      13

Exhibit Index....................................................................................................      14

Exhibits.........................................................................................................      15


ITEM 1                DESKTOP DATA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                       Unaudited
                                                        June 30,   December 31,
                                                          1997         1996
                                                       ---------   ------------

ASSETS

Current assets:
  Cash and cash equivalents                             $14,823       $10,735
  Short-term investments                                 25,961        18,120
  Accounts receivable                                     7,393         4,948
  Prepaid expenses and deposits                           2,057         1,814
                                                        -------       -------
   Total current assets                                  50,234        35,617
                                                        -------       -------

Long-term investments                                       -           7,928
                                                        -------       -------

Property and equipment, net                               5,615         4,640
                                                        -------       -------

Other assets                                                143           142
                                                        -------       -------

      Total assets                                      $55,992       $48,327
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 2,286       $   878
  Accrued expenses                                        5,584         3,572
  Deferred revenue, current                              16,442        13,631
  Obligations under capital leases, current                  38            34
                                                        -------       -------
   Total current liabilities                             24,350        18,115
                                                        -------       -------

Obligations under capital leases, noncurrent                 17            38
                                                        -------       -------

Deferred revenue, noncurrent                                 33           190
                                                        -------       -------

Commitments (Note 3)

Stockholders' equity:
  Common stock                                               87            86
  Additional paid-in capital                             31,898        31,782
  Accumulated deficit                                      (393)       (1,884)
                                                        -------       -------
   Total stockholders' equity                            31,592        29,984
                                                        -------       -------
      Total liabilities &
         stockholders' equity                           $55,992       $48,327
                                                        =======       =======





             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1997      1996      1997      1996
                                          ----      ----      ----      ----

Subscription and royalty revenues        $ 9,893   $7,508   $19,008  $ 14,395
Other revenues                               822      544     1,456       955
                                         -------   ------   -------  --------
  Total revenues                          10,715    8,052    20,464    15,350

Cost of revenues                           3,297    2,178     6,176     4,110
Customer support expenses                  1,471      868     2,480     1,649
Development expenses                       1,339    1,089     2,472     2,160
Sales and marketing expenses               3,742    2,834     7,087     5,450
General and administrative expenses          523      360       976       765
                                         -------   ------   -------   -------
  Total costs and expenses                10,372    7,329    19,191    14,134
                                         -------   ------   -------   -------

  Income from operations                     343      723     1,273     1,216

Interest income, net                         544      429     1,064       880
                                         -------   ------   -------   -------

Income before provision for
  income taxes                               887    1,152     2,337     2,096

Provision for income taxes                   266      129       846       233
                                         -------   ------   -------   -------

  Net income                             $   621   $1,023   $ 1,491   $ 1,863
                                         =======   ======   =======   =======

Net income per common and common
  equivalent share                       $  0.07   $ 0.12   $ 0.17     $ 0.21
                                         =======   ======   =======    ======

Weighted average number of
  common and common equivalent
  shares outstanding                       8,737    8,839     8,883     8,787
                                         =======   ======   =======   =======




          The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                      1997              1996
                                                      ----              ----
Cash flows from operating activities:
  Net income                                       $  1,491           $  1,863
  Adjustment to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                       767                428
  Changes in assets and liabilities:
     Accounts receivable                             (2,445)            (2,090)
     Prepaid expenses and deposits                     (243)              (257)
     Accounts payable                                 1,408                 56
     Accrued expenses                                 2,012                162
     Deferred revenue                                 2,654              3,670
                                                   --------           --------
        Net adjustments to net income                 4,153              1,969
                                                   --------           --------

        Net cash provided by operating activities     5,644              3,832
                                                   --------           --------
Cash flows from investing activities:
  Proceeds from maturities/sales of investments      34,600             13,298
  Purchases of investments                          (34,514)           (25,073)
  Purchases of property and equipment                (1,742)            (2,143)
  Increase in other assets                                -               (149)
                                                   --------           --------
        Net cash used in investing activities        (1,656)           (14,067)
                                                   --------           --------
Cash flows from financing activities:
  Proceeds from exercise of stock options                54                102
  Proceeds from common stock issuance under the
    employee stock purchase plan                         63                154
  Payments on obligations under capital leases          (17)               (12)
                                                   --------           --------
        Net cash provided by financing activities       100                244
                                                   --------           --------
Increase (decrease) in cash and cash equivalents      4,088             (9,991)
Cash and cash equivalents, beginning of period       10,735             19,300
                                                   --------           --------
Cash and cash equivalents, end of period           $ 14,823           $  9,309
                                                   ========           ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $    114           $    174
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

Cash Equivalents and Investments

  Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short-term investments and securities with maturities of greater than twelve months are classified as long-term investments.

  At June 30, 1997, cash equivalents included approximately $453,000 in money market investments and $9,629,000 in U.S. government agency securities. At June 30, 1997, short-term investments included approximately $12,244,000 in U.S. Treasury Notes and $13,717,000 in U.S. government agency securities. As of June 30, 1997, all of the Company's investments are classified and accounted for as held to maturity.

Net Income Per Common and Common Equivalent Share

  For the three and six month periods ended June 30, 1997 and 1996, net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method.

  In February 1997, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, upon adoption, SFAS No. 128 requires restatement of all prior period earnings per share information. The difference between earnings per share for the three and six months ended June 30, 1997 and 1996, calculated in accordance with SFAS No. 128, and net income per common and common equivalent share computed using the existing rules, is not expected to be significant.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.  Stockholders' Equity

    On June 18, 1997, the Company's Board of Directors authorized the repricing of 518,075 and 4,203 stock options previously granted under the 1995 Plan and 1989 Plan, respectively. The repricing provided for the exercise price of the total 522,278 options to be reduced to $8.625 per share, the closing price of the Company's stock on June 18, 1997. Prior to the repricing, such options had exercise prices ranging from $9.13 to $24.00.

3.  Commitments

    On August 31, 1995, the Company entered into an operating lease for office facilities, which commenced in February, 1996 and expires in fiscal 2003. The Company will pay out a total of approximately $2.3 million in monthly lease payments over the period of the lease. As of June 30, 1997, the Company has paid a deposit of approximately $229,000 related to the lease.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 1997

  Total revenues increased 33.1% to $10.7 million for the three months ended June 30, 1997 as compared to $8.1 million for the same period in 1996. Year-to-date total revenues increased 33.3% to $20.5 million as compared to $15.4 million for the same period in 1996. For the three months ended June 30, 1997, subscription and royalty revenues increased 31.8% to $9.9 million, up from $7.5 million for the same period in 1996. Year-to-date subscription and royalty revenues increased 32% to $19 million as compared to $14.4 million for the same period in 1996. Other revenues increased 51.1% to $822,000 and 52.5% to $1.5 million, respectively, for the three and six month periods ended June 30, 1997, up from $544,000 and $955,000, respectively, for the same periods in 1996. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news. The increase in other revenues was primarily due to increases in non-recurring custom development projects and installations of NewsEDGE.

  The number of installed customers increased from 363 customers at June 30, 1996, to 396 customers at June 30, 1997, an increase of 9.1%. The number of authorized users within customer organizations increased from 105,877 users at June 30, 1996 to 156,748 users at June 30, 1997, an increase of 48%. The average users per customer increased from 267 users at June 30, 1996 to 360 users at June 30, 1997, an increase of 34.8%. The Company's average revenues per customer increased from $41,244 for the six months ended June 30, 1996 to $48,865 for the six months ended June 30, 1997, an increase of 18.5%.

  On April 17, 1997, in conjunction with the announcement of financial results for the three months ended March 31, 1997, the Company stated that it experienced a lower than anticipated level of order bookings during the first quarter of 1997 which would result in lower than anticipated revenue growth for the remainder of 1997. The Company also indicated that it intended to continue to invest in development, support and sales resources at planned levels to address both the market opportunity and increased competition. The Company further mentioned that as a consequence of the above, the 1997 operating profit margin would be lower than that generated in 1996.

  Cost of revenues, as a percentage of total revenues, increased to 30.8% and 30.2%, respectively, for the three and six month periods ended June 30, 1997 from 27% and 26.8%, respectively, for the same periods in 1996. The percentage increases in cost of revenues were due primarily to increases in royalties paid to third party information providers and increases in transmission costs.

  Customer support expenses increased 69.5% to $1.5 million for the three months ended June 30, 1997, as compared to $868,000 for the same period in 1996. Year-to-date customer support expenses increased 50.4% to $2.5 million for the six months ended June 30, 1997, as compared to $1.6 million for the same period in 1996. These increases resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses increased to 13.7% and 12.1% for the three and six month periods ended June 30, 1997 from 10.8% and 10.7% for the comparable periods in 1996. At June 30, 1997, Desktop Data had 55 employees engaged in field and central customer support operations.

  Development expenses increased 23% to $1.3 million for the three months ended June 30, 1997, as compared to $1.1 million for same period in 1996. Year-to-date development expenses increased 14.4% to $2.5 million for the six months ended June 30, 1997, as compared to $2.2 million for the same period in 1996. Development expenses increased as a result of an investment in more experienced personnel to provide for enhancements of existing features and the development and quality assurance testing of new features. As a percentage of total revenues, development expenses decreased slightly to 12.5% and 12.1% for the three and six month periods ended June 30, 1997, as compared to 13.5% and 14.1% for the comparable periods in 1996. At June 30, 1997, Desktop Data had 43 employees engaged in development and quality assurance operations.

  Sales and marketing expenses increased 32% to $3.7 million for the three month period ended June 30, 1997, as compared to $2.8 million for the same period in 1996. Year-to-date sales and marketing expenses increased 30% to $7.1 million for the six month period ended June 30, 1997, from $5.5 million for the same period in 1996. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, sales and marketing expenses remained relatively constant at 34.9% and 34.6% for the three and six month periods ended June 30, 1997, as compared with 35.2% and 35.5% for the same periods in 1996. As of June 30, 1997, Desktop Data's direct sales force and marketing staff consisted of 72 employees.

  General and administrative expenses increased 45.3% to $523,000 for the three months ended June 30, 1997 from $360,000 for the same period in 1996. Year-to-date general and administrative expenses increased 27.6% to $976,000 for the six months ended June 30, 1997 from $765,000 for the same period in 1996. The increases in general and administrative expenses were due primarily to additions to staff and new administrative functions to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained relatively constant at 4.9% and 4.8% for the three and six month periods ended June 30, 1997, as compared to 4.5% and 5% for the same periods in 1996. At June 30, 1997, Desktop Data had 14 employees engaged in general and administrative operations.

  Interest income, net increased to $544,000 and $1.1 million for the three and six month periods ended June 30, 1997, from $429,000 and $880,000 for the comparable periods in 1996 due to higher cash and investment balances generated from operations and higher interest rates earned on cash, cash equivalent and investment balances.

  The provision for income taxes increased to $266,000 and $846,000, respectively, for the three and six month periods ended June 30, 1997 from $129,000 and $233,000, respectively, for the comparable periods in 1996. The increase in the tax provision is due to both a reduction in the tax loss carryforwards and higher expected taxable income from the Company's foreign operations which are subject to higher tax rates.

Liquidity and Capital Resources

  The Company's combined cash, cash equivalent and investment balance was $40.8 million at June 30, 1997, as compared to $36.8 million at December 31, 1996, an increase of $4 million. Net cash generated from operations was $5.6 million for the six months ending June 30, 1997 compared with $3.8 million for the comparable period in 1996, due primarily to increases in accounts payable and accrued expenses balances. Net cash used for investing activities for the six months ended June 30, 1997 was $1.7 million, due to the purchase of property and equipment. Net cash provided by financing activities in the six months ended June 30, 1997 was $100,000, due primarily to employee stock option exercises and stock purchases pursuant to the employee stock purchase plan.

  The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

  The Company believes that its current cash, cash equivalent and investment balances combined with funds anticipated to be generated from future operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

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

  Dependence on News Providers. The Company currently makes over 650 news and information sources available through NewsEDGE, pursuant to agreements between the Company and numerous news providers. A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones & Company, Inc., The Financial Times (London), Reuters America, Inc. and Thomson. The Company's agreements with news providers are generally for a term of one year, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if Desktop Data fails to fulfill its obligations under the agreement and, under some of the agreements, upon the occurrence of a change in control of the Company. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and would have a material adverse effect on the Company's business and results of operations.

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

                      DESKTOP DATA, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Stockholders was held on June 3, 1997. Holders of an aggregate of 8,636,705 shares at the close of business on April 16, 1997 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

a) To reelect Ms. June Rokoff and Ms. Ellen Carnahan to the Board of Directors for a three-year term.

                                        Total Vote for Each       Total Vote Withheld
                                             Director             from Each Director
Ellen Carnahan                               7,291,038                 265,115
June Rokoff                                  7,287,927                 268,226

Messrs. Donald L. McLagan and Rory J. Cowan will continue to hold office until the 1998 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal. Mr. A. Baron Cass will continue to hold office until the 1999 Annual Meeting of Stockholders or until his successor has been duly elected or until his earlier resignation or removal.

b) To amend the Company's 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 625,000 shares to 1,625,000 shares.

Total Vote for the Proposal        4,996,651
Total Vote Against the Proposal    1,427,857
Abstentions                           14,081
Broker Non-votes                   1,117,564

c) To ratify the appointment of the firm of Arthur Andersen LLP as independent accountants for the Company for the fiscal year ending December 31, 1997.

Total Vote for the Proposal        7,472,078
Total Vote Against the Proposal       71,999
Abstentions                           12,076

Item 6.  Exhibits and Reports Filed on Form 8-K.
------------------------------------------------

6(a) Exhibits.

     10.1 - 1995 Stock Plan, as amended
     11.1 - Computation of Earnings Per Share
     27.0 - Financial Data Schedule

6(b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      DESKTOP DATA, INC. AND SUBSIDIARIES


SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DESKTOP DATA, INC.
                                               (Registrant)



Date:  August 12, 1997                      /s/ Edward R. Siegfried
                                            -------------------------
                                            Edward R. Siegfried
                                            Vice President--Finance and
                                            Operations, Treasurer and
                                            Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


Exhibit No.                    Description                          Page
-----------                    -----------                          ----

     10.1      -     1995 Stock Plan, as amended (filed as an         --
                     attachment to the Company's Definitive
                     Proxy Statement, filed with The Securities
                     and Exchange Commission on April 24, 1997,
                     and incorporated by reference herein)

     11.1      -     Computation of earnings per share                15

     27.0      -     Financial Data Schedule                          16
