Form 10-Q
period 1997-09-30
DESKTOP DATA INC
filed 1997-11-14
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   September 30, 1997
                                  ------------------

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
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at September 30, 1997
-------------------                     ---------------------------------

Common Stock, par value $.01            8,670,411

                      DESKTOP DATA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I   -  FINANCIAL INFORMATION                                                           Page Number

Item 1   -  Financial Statements

            Condensed Consolidated Balance Sheets at
                 September 30, 1997 and December 31, 1996................................        3

            Condensed Consolidated Statements of Income
                 for the three and nine months ended September 30, 1997 and 1996.........        4

            Condensed Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1997 and 1996...................        5

            Notes to the Condensed Consolidated Financial Statements.....................        6

Item 2  -   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................................        8

PART II  - OTHER INFORMATION

Item 6(a) - Exhibits.....................................................................        12

Item 6(b) - Reports on Form 8-K..........................................................        12

Signature................................................................................        13

Exhibit Index............................................................................        14

Exhibits.................................................................................        15

ITEM 1                DESKTOP DATA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                          Unaudited
                                                        September 30,    December 31,
                                                             1997            1996
                                                        -------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                $29,220         $10,735
     Short-term investments                                    13,157          18,120
     Accounts receivable                                        4,865           4,948
     Prepaid expenses and deposits                              2,569           1,814
                                                        -------------    ------------
        Total current assets                                   49,811          35,617
                                                        -------------    ------------

Long-term investments                                               -           7,928
                                                        -------------    ------------

Property and equipment, net                                     5,591           4,640
                                                        -------------    ------------

Other assets                                                      143             142
                                                        -------------    ------------

        Total assets                                          $55,545         $48,327
                                                        =============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $ 2,149         $   878
     Accrued expenses                                           6,053           3,572
     Deferred revenue, current                                 15,122          13,631
     Obligation under capital leases, current                      34              34
                                                        -------------    ------------
        Total current liabilities                              23,358          18,115
                                                        -------------    ------------

Obligation under capital leases, noncurrent                        12              38
                                                        -------------    ------------

Deferred revenue, noncurrent                                        2             190
                                                        -------------    ------------

Commitments (Note 2)

Stockholders' equity:
     Common stock                                                  87              86
     Additional paid-in capital                                31,925          31,782
     Retained earnings (deficit)                                  161          (1,884)
                                                        -------------    ------------
        Total stockholders' equity                             32,173          29,984
                                                        -------------    ------------


        Total liabilities & stockholders' equity              $55,545         $48,327
                                                        =============    ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                            Three Months Ended       Nine Months Ended
                                              September 30,             September 30,
                                           -------------------       -----------------
                                             1997       1996           1997     1996
                                           --------    -------       -------   -------
Subscription and royalty revenues           $10,218     $8,062       $29,227   $22,457
Other revenues                                  630        690         2,086     1,645
                                           --------    -------       -------   -------
     Total revenues                          10,848      8,752        31,313    24,102
                                           --------    -------       -------   -------

Cost of revenues                              3,424      2,409         9,600     6,519
Customer support expenses                     1,372        898         3,852     2,547
Development expenses                          1,345      1,024         3,817     3,184
Sales and marketing expenses                  3,886      3,199        10,973     8,649
General and administrative expenses             583        359         1,560     1,124
                                           --------    -------       -------   -------
     Total costs and expenses                10,610      7,889        29,802    22,023
                                           --------    -------       -------   -------

     Income from operations                     238        863         1,511     2,079

Interest income, net                            575        490         1,640     1,370
                                           --------    -------       -------   -------

Income before provision
     for income taxes                           813      1,353         3,151     3,449

Provision for income taxes                      260        151         1,107       384
                                           --------    -------       -------   -------

     Net income                             $   553    $ 1,202       $ 2,044   $ 3,065
                                           ========    =======       =======   =======

Net income per common and common
     equivalent share                       $  0.06    $  0.14       $  0.23   $  0.35
                                           ========    =======       =======   =======

Weighted average number of common and
     common equivalent shares outstanding     8,792      8,795         8,750     8,811
                                           ========    =======       =======   =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                    ----------------------------------------
                                                                                          1997                  1996
                                                                                    ------------------    ------------------
Cash flows from operating activities:
    Net income                                                                              $  2,044           $  3,065
    Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation                                                                       1,152                664
         Changes in assets and liabilities:
            Accounts receivable                                                                   83               (884)
            Prepaid expenses and deposits                                                       (755)              (687)
            Accounts payable                                                                   1,271                339
            Accrued expenses                                                                   2,481                613
            Deferred revenue                                                                   1,303              4,078
                                                                                            --------           --------
         Net cash provided by operating activities                                             7,579              7,188
                                                                                            ========           ========

Cash flows from investing activities:
    (Increase) decrease in investments, net                                                   12,891            (15,051)
    Purchases of property and equipment                                                       (2,103)            (2,838)
    Increase in other assets                                                                       -               (149)
                                                                                            --------           --------
         Net cash provided by (used in) investing activities                                  10,788            (18,038)
                                                                                            ========           ========

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                       81                124
    Proceeds from stock issuance under employee stock purchase plan                               63                154
    Payments on obligation under capital leases                                                  (26)               (22)
                                                                                            --------           --------
         Net cash provided by financing activities                                               118                256
                                                                                            ========           ========

Increase (decrease) in cash and cash equivalents                                              18,485            (10,594)
Cash and cash equivalents, beginning of period                                                10,735             19,301
                                                                                            --------           --------

Cash and cash equivalents, end of period                                                    $ 29,220           $  8,707
                                                                                            ========           ========

Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                              $    138           $    205
                                                                                            ========           ========
    Cash paid for interest                                                                  $      5           $      4
                                                                                            ========           ========

Supplemental disclosure of noncash transactions
    Equipment acquired under capital lease obligations                                      $      -           $     25
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

                      DESKTOP DATA, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Operations and Significant Accounting Policies

Basis of Presentation

    The condensed consolidated financial statements of Desktop Data, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

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

    At September 30, 1997, cash equivalents included approximately $2,258,000 in money market investments and $23,134,000 in U.S. government agency securities. At September 30, 1997, short-term investments included approximately $8,049,000 in U.S. Treasury Notes and $5,108,000 in U.S. government agency securities. As of September 30, 1997, all of the Company's investments are classified and accounted for as held to maturity.

Net Income Per Common and Common Equivalent Share

    For the three and nine month periods ended September 30, 1997 and 1996, net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during that period. Common equivalent shares from stock options have been included in the computation using the treasury-stock method.

    In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, upon adoption, SFAS No. 128 requires restatement of all prior period earnings per share information. The difference between earnings per share for the three and nine months ended September 30, 1997 and 1996, calculated in accordance with SFAS No. 128, and net income per common and common equivalent share computed using the existing rules, is not expected to be significant.

                      DESKTOP DATA, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.  Commitments

    On August 31, 1995, the Company entered into an operating lease for office facilities, which commenced in February 1996 and expires in fiscal 2003. The Company will pay out a total of approximately $2.3 million in monthly lease payments over the period of the lease. As of September 30, 1997, the Company has paid a deposit of approximately $150,000 related to the lease.

3.  Subsequent Events

    On November 2, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Individual, Inc. ("Individual"), a publicly-held company that develops and markets a suite of customized news and information services that provide knowledge workers with daily personalized current awareness reports. Individual's proprietary systems filter incoming information, prepare for each user a daily news briefing, and deliver its services across a range of delivery platforms, including facsimile, electronic mail, groupware, intranets and the Internet. Under the terms of the Agreement, the Company will issue one-half (1/2) of a share of Common Stock for each outstanding share of Individual common stock (the "Exchange Ratio"). In addition, each outstanding option, warrant or right to purchase Individual common stock pursuant to outstanding warrants or rights to purchase common stock under Individual's various stock option and purchase plans will be assumed by the Company and will become an option, warrant or right to purchase the Company's Common Stock after giving effect to the Exchange Ratio. Consummation of the merger contemplated by the Agreement is conditioned upon the affirmative vote of both companies' stockholders, among other conditions.

ITEM 2             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Overview

  Desktop Data, through its NewsEDGE products, delivers a large variety of news and information sources in real time to professionals' personal computers, automatically monitoring and filtering the news, and alerting the users to stories of interest to them. NewsEDGE is delivered via both corporations' intranets and the internet.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 1997

  Total revenues increased 24% to $10.8 million for the three months ended September 30, 1997 as compared to $8.8 million for the same period in 1996. Year-to-date total revenues increased 30% to $31.3 million as compared to $24.1 million for the same period in 1996. For the three months ended September 30, 1997, subscription and royalty revenues increased 27% to $10.2 million, up from $8.1 million for the same period in 1996. Year-to-date subscription and royalty revenues increased 30% to $29.2 million as compared to $22.5 million for the same period in 1996. For the three month period ended September 30, 1997, other revenues decreased 9% to $630,000, down from $690,000 for the same period in 1996. Conversely, year-to-date other revenues increased 27% to $2.1 million, up from $1.6 million for the same period in 1996. The increase in subscription and royalty revenues was due to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third party information news. Fluctuations in other revenues occur as a result of increases or decreases in non-recurring custom development projects and installations of NewsEDGE.

  The number of installed customers increased from 373 customers at September 30, 1996, to 410 customers at September 30, 1997, an increase of 10%. The number of authorized users within customer organizations increased from 110,298 users at September 30, 1996 to 169,438 users at September 30, 1997, an increase of 54%. The average number of users per customer increased from 270 users at September 30, 1996 to 369 users at September 30, 1997, an increase of 37%. The Company's average revenues per customer increased from $63,435 for the nine months ended September 30, 1996 to $73,806 for the nine months ended September 30, 1997, an increase of 16%.

  Cost of revenues, as a percentage of total revenues, increased to 32% and 31%, respectively, for the three and nine month periods ended September 30, 1997 from 28% and 27%, respectively, for the same periods in 1996. The percentage increases in cost of revenues were due primarily to increases in royalties paid to third party information providers and increases in transmission costs.

  Customer support expenses increased 53% to $1.4 million for the three months ended September 30, 1997, as compared to $898,000 for the same period in 1996. Year-to-date customer support expenses increased 51% to $3.9 million for the nine months ended September 30, 1997, as compared to $2.5 million for the same period in 1996. These increases resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of total revenues, customer support expenses increased to 13% and 12% for the three and nine month periods ended September 30, 1997 from 10% and 11% for the comparable periods in 1996. At September 30, 1997, Desktop Data had 62 employees engaged in field and central customer support operations.

  Development expenses increased 31% to $1.3 million for the three months ended September 30, 1997, as compared to $1.0 million for same period in 1996. Year-to-date development expenses increased 20% to $3.8 million for the nine months ended September 30, 1997, as compared to $3.2 million for the same period in 1996. Increases in development expenses resulted primarily from higher payroll and recruiting costs deemed necessary to attract and retain new and existing personnel. As a percentage of total revenues, development expenses remained relatively constant at 12% for the three and nine month periods ended September 30, 1997, as compared to 12% and 13% for the comparable periods in 1996. At September 30, 1997, Desktop Data had 44 employees engaged in development and quality assurance operations.

  Sales and marketing expenses increased 22% to $3.9 million for the three month period ended September 30, 1997, as compared to $3.2 million for the same period in 1996. Year-to-date sales and marketing expenses increased 27% to $11.0 million for the nine month period ended September 30, 1997, from $8.6 million for the same period in 1996. Sales and marketing expenses increased during these periods, primarily due to the expansion of the sales and marketing organizations. As a percentage of total revenues, sales and marketing expenses remained relatively constant at 36% and 35% for the three and nine month periods ended September 30, 1997, as compared with 37% and 36% for the same periods in 1996. As of September 30, 1997, Desktop Data's direct sales force and marketing staff consisted of 75 employees.

  General and administrative expenses increased 62% to $583,000 for the three months ended September 30, 1997 from $359,000 for the same period in 1996. Year-to-date general and administrative expenses increased 39% to $1.6 million for the nine months ended September 30, 1997 from $1.1 million for the same period in 1996. The increases in general and administrative expenses were due primarily to additions to staff and new administrative functions to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained relatively constant at 5% for the three and nine month periods ended September 30, 1997, as compared to 4% and 5% for the same periods in 1996. At September 30, 1997, Desktop Data had 15 employees engaged in general and administrative operations.

  Interest income, net increased to $575,000 and $1.6 million for the three and nine month periods ended September 30, 1997, from $490,000 and $1.4 million for the comparable periods in 1996 due to higher cash and investment balances generated from operations and higher interest rates earned on cash, cash equivalent and investment balances.

  The provision for income taxes increased to $260,000 and $1.1 million, respectively, for the three and nine month periods ended September 30, 1997 from $151,000 and $384,000, respectively, for the comparable periods in 1996. The increase in the tax provision is due to both a reduction in the tax loss carryforwards and higher expected taxable income from the Company's operations.

Liquidity and Capital Resources

  The Company's combined cash, cash equivalent and investment balance was $42.4 million at September 30, 1997, as compared to $36.8 million at December 31, 1996, an increase of $5.6 million. Net cash of $7.6 million was generated from operations for the nine months ending September 30, 1997 as a result of the Company's profitability and increases in current liabilities since the beginning of the year. Net cash provided by investing activities for the nine months ended September 30, 1997 was $10.8 million, due to the maturity of certain investments. Net cash provided by financing activities in the nine months ended September 30, 1997 was $118,000, due primarily to employee stock option exercises and stock purchases pursuant to the employee stock purchase plan.

  As previously announced, on November 2, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Individual, Inc. ("Individual"), a publicly-held company that develops and markets a suite of customized news and information services that provide knowledge workers with daily personalized current awareness reports. Under the terms of the Agreement, Individual will merge with and into the Company, with the Company remaining as the surviving entity (the "Merger"). Direct transaction costs associated with the Merger of Desktop and Individual, which are not currently reasonably estimable, will be charged to operations upon consummation of the Merger.

  The Company continues to investigate the possibility of additional investments in or acquisitions of complementary businesses, products or technologies.

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

                      DESKTOP DATA, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports Filed on Form 8-K.
-----------------------------------------------

6(a)     Exhibits.

         10.1 - 1995 Employee Stock Purchase Plan, as amended
         11.1 - Computation of Earnings Per Share
         27.0 - Financial Data Schedule

6(b)     REPORTS ON FORM 8-K

         A Form 8-K was filed by the Company on November 14, 1997 which reported that the Company entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Individual, Inc. ("Individual") on November 2, 1997. Under the terms of the Agreement, the Company will issue one-half (1/2) of a share of Common Stock for each outstanding share of Individual common stock (the "Exchange Ratio"). In addition, each outstanding option, warrant or right to purchase common stock pursuant to outstanding warrants or rights to purchase common stock under Individual's various stock option and purchase plans will be assumed by the Company and will become an option, warrant or right to purchase the Company's Common Stock after giving effect to the Exchange Ratio. Consummation of the Merger contemplated by the Agreement is conditioned upon the affirmative vote of both companies' stockholders, among other conditions.

                      DESKTOP DATA, INC. AND SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       DESKTOP DATA, INC.
                                                       (Registrant)



Date:  November 14, 1997                 /s/ Edward R. Siegfried
                                         --------------------------------------
                                         Edward R. Siegfried
                                         Vice President--Finance and Operations,
                                         Treasurer and Assistant Secretary

                      DESKTOP DATA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


Exhibit No.              Description                           Page
-----------              -----------                           ----
     10.1    -   1995 Employee Stock Purchase Plan, as amended  15

     11.1    -   Computation of earnings per share              24

     27.0    -   Financial Data Schedule                        25