Form 10-K
period 1997-12-31
NEWSEDGE CORP
filed 1998-03-31
CIK 858912

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1997
                             -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                        Commission File Number 0-26540
                                               -------

                             NEWSEDGE CORPORATION
                         (formerly Desktop Data, Inc.)
            (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                        04-3016142
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                        Identification Number)

         80 Blanchard Road, Burlington, Massachusetts           01803
         (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (781) 229-3000


Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                     ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                         ----------------------------
                                Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 27, 1998, was approximately $154.4 million (based upon the closing bid price of the Registrant's Common Stock on February 27, 1998, of $11.125 per share).

The number of shares outstanding of the Registrant's $.01 par value Common Shares as of February 27, 1998 was 16,945,407.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such proxy statement are incorporated by reference into Part III of this report.

PART I

Item 1.  Business
-----------------

     NewsEDGE Corporation (formerly Desktop Data, Inc.) (the "Company") is the leading independent provider of customized, real-time news and information delivered to knowledge workers over their organizations' local area networks. The Company's primary service, NewsEDGE, provides professionals with customized news and information for better decision-making. Implemented in approximately 400 customer organizations, including 26 of the top 50 Fortune 1000 companies, NewsEDGE combines more than 1,600 authoritative news sources with proven scalability and reliability, disseminating business-critical information throughout the corporate intranet. The NewsEDGE service is used by executives, salespeople, marketers, lawyers, accountants, consultants, bankers and financial professionals throughout customer organizations.

     On February 24, 1998, the Company completed its merger (the "Merger") with Individual, Inc. ("Individual"). Concurrently with the Merger, the Company changed its corporate name to NewsEDGE Corporation.

     Individual developed and marketed a suite of customized news and information services that provide knowledge workers with daily personalized current awareness reports, while offering information providers and advertisers new ways to reach targeted audiences. Utilizing its knowledge processing systems and editorial knowledge bases, Individual's intelligent software agents search each day through as many as 20,000 stories drawn from approximately 600 broad and specialized information sources, and prepare for each user a highly relevant daily news briefing with full-text retrieval options. In addition, Individual's Hoover Business Intelligence Service ("Hoover") integrates and organizes news and information from internal and external sources and provides real-time and archival electronic services to organizations. Individual delivered its information services to more than approximately 700,000 users across a range of delivery platforms, including facsimile, electronic mail, groupware, intranets and the Internet.

     The Company believes that there is a strategic fit among the respective services of the Company and Individual and that the Merger will provided the Company with expanded service offerings to address a wider range of customer requirements. The Company also believes that the Merger provides greater opportunities to develop business relationships, license technology, and engage in other strategic combinations and transactions involving the Company's combined products and technologies. Because the Merger was completed subsequent to December 31, 1997, this Annual Report does not contain the financial results of the combined Company.


Background
    The market for business information services is undergoing significant change, driven by rapid growth in the amount of available information, increasingly competitive global industry environments and increased requirements for professionals to improve the quality and timeliness of the information they receive. The U.S. business-to-business information market was estimated by industry analysts to be approximately $49.9 billion in 1997. An industry source has estimated the market segment in which NewsEDGE Corporation competes, current awareness news services, grew 51% in 1997 to $203 million, and is expected to expand by a 35-40% annual rate over the next five years.

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

    The profusion of web information sites has made it more difficult for business professionals to quickly find the right information they need for their jobs. Knowledge workers are required to "surf the web" to track the multiple sites that may contain the needed information.

The NewsEDGE Solution

     The Company's NewsEDGE service allows knowledge workers to take advantage of the abundance of news and information available to their organizations. Typically, the Company installs its NewsEDGE software on a dedicated, customer-owned network server which is connected to the customer's LAN at the customer site. The Company arranges for the delivery to the server of real-time news and information from the customer's choice of over 1,600 sources from 120 global content providers. The news is filtered to reflect personal profiles that have been established by each user on the user's desktop or laptop computer, and is delivered in real-time, 24 hours a day, seven days a week. When a news story matching a user's personal profile arrives, the user is notified by a visual and audio alert, even if the user is then working in another application. When the user's computer is not on or is not connected to the LAN, stories matching that user's profile are stored by the server and delivered when the user's computer is re-activated. NewsEDGE stores approximately 90 days of news stories in a database on the NewsEDGE server, whether or not the stories have matched a profile, and enables users to quickly search the entire database at no additional charge.

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

The NewsEDGE Service

     The Company's NewsEDGE service was designed to operate in a client/server LAN or WAN environment. The Company typically installs its NewsEDGE software on a dedicated, customer-owned network server which receives broadcast news on a 24 hour per day basis. The Company arranges for the communication of news selected by the customer to the server through leased telephone lines, satellites or FM sideband transmission. Customers may also, however, access news services by connecting to NewsEDGE servers located at the Company's headquarters in Burlington, MA through dedicated, leased line connections or via the public Internet.

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

    NewsEDGE client software manages the user's interface with the news. The NewsEDGE client software provides an easy-to-use graphical user interface that permits users to readily create and modify personalized profile lists of words, phrases and ticker symbols for news monitoring and alerting. When a news story matching a user's personal profile arrives, the user is notified by a visual and audio alert, even if the user is then working in another application. Users can also conduct immediate searches of news stored in the NewsEDGE server using Boolean search techniques, key words or phrases, ticker symbols and subject codes. NewsEDGE user functionality is supported in the Netscape Navigator and Microsoft Internet Explorer browsers, in Windows, Windows NT and UNIX desktop operating systems, and through an applications programming interface (API) and object technology for third-party developers.

    Increasingly, customers of the NewsEDGE service have requested the ability to customize NewsEDGE features and functionality to fit into internally developed applications or other third-party-provided applications. In response, the Company launched its NewsOBJECTS products and Alliance Partner Program in the spring of 1997. Through NewsOBJECTS, NewsEDGE will support object or component level, programmatic access to the NewsEDGE Server. With component level access, applications integration and customization of news monitoring is greatly facilitated, thereby lowering the barrier to the use of the news service on more desktops throughout the customer organization. During 1997, ten companies; Avesta Technologies, Capitol Hill Software, CompassWare Development, CSK Software, Data Channel, Digitial Knowledge Assets LLC, Midas-Kapiti Int'l, Infotec, Menhir and TIBCo Financial, have joined the NewsOBJECTS Alliance Partner Program to integrate and embed NewsEDGE functionality into their applications.

    NewsEDGE is designed with client-server architecture to leverage customers' LAN and WAN investments. NewsEDGE operates primarily on Windows NT servers. NewsEDGE supports multiple LAN configurations, including Novell Netware, TCP/IP, broadcast, point-to-point, session and mixed protocols. NewsEDGE also supports server to server connections to groupware, E-mail, quotation and other applications on customer LANs, including Lotus Notes, and TIBCO Marketsheet.

     In 1997, the Company announced its NewsOBJECTS(R) Toolkit for Active X Components. NewsOBJECTS is the first commercially available technology that enables fully customizable, plug-and-play integration of real-time, on-line news into third-party applications. The Toolkit is designed for companies developing in-house applications that benefit from the integration of news and business information, as well as for third-party applications developers.

News and Information Providers

    The Company has contracted with providers to make available through the NewsEDGE service over 180 newswires, aggregating news and information from over 1,600 sources published by over 120 global content providers. News and information sources currently available on NewsEDGE include newswires from AFP/Extel News Limited, The Associated Press, Inc., Dow Jones & Company, Inc., Knight-Ridder/Tribune Information Services, L.P., Nihon Shimbun America, Inc. (English language Japanese news) and Reuters America, Inc., as well as the text of stories in The Financial Post (Toronto), Financial Times (London), The New York Times and The Wall Street Journal. Also available on NewsEDGE are the business sections of over 100 North American newspapers, over 30 major metropolitan business journals, periodicals such as Business Week, Forbes, Fortune, InfoWorld, MacWeek and PC Week, newsletters such as those distributed by American Banker and Phillips Business Information Services, Inc., and international wire services and publications such as Agence France Presse, Deutsche Press-Agentur GmbH, and the Economist.

    Newswires are delivered to customer LANs through one or more of three delivery vehicles: leased telephone lines; direct satellite transmission; and FM sideband transmission. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange the communications between the news provider and the NewsEDGE customer's server. For newspapers, newsletters, magazines and other sources which do not have their own broadcast communications capabilities, news and information are delivered to the Company's news consolidation facility in Burlington, Massachusetts, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers by a common carrier communications provider.

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

    As a result of the low incremental cost of providing NewsEDGE to additional users, the Company offers substantial volume discounts. For example, the list price for a customer within the United States with 100 authorized users and including a basic package of newswires is currently $60,000 per year for NewsEDGE/Windows, for a cost per user per day of $1.64. The same package for 1,000 authorized users lists for $135,000, at a cost per user per day of $0.37. The NewsEDGE list price for this package decreases on a per user basis as the number of users increases.

    Certain newswires, including popular offerings from Dow Jones and Reuters, are billed separately directly by the news provider as an addition to the NewsEDGE subscription fee. Most customers purchase subscriptions for one or more of these newswires.


Sales and Marketing

    NewsEDGE is sold and marketed through the Company's direct sales force and marketing staff which as of December 31, 1997, consisted of 78 full time employees based in nine locations throughout the United States,

Canada and United Kingdom. Following the Merger, the direct sales force and marketing staff has increased to 152 employees. Because the decision to purchase NewsEDGE is complex and has implications for many different groups and constituencies throughout a customer organization, the Company believes that the education, NewsEDGE demonstrations and follow-through required to make a new customer sale is best done by its own sales staff, which focuses exclusively on NewsEDGE. The Company believes that the size and experience of its sales force provide the Company with a competitive advantage. The Company's new account selling is concentrated on major corporations, financial institutions, government agencies, and publishers where timely news has high value, where there are numerous LAN users and where NewsEDGE cost economies of scale can provide the greatest benefit.

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

    To expand its service offerings and assist its sales force in selling NewsEDGE, the Company has entered into development and joint marketing relationships with various corporate partners. For example, the Company has contracted with TIBCO Financial to adapt NewsEDGE for use in conjunction with products sold by TIBCO Financial to the trading floors of financial services firms, and to jointly market the resulting service. The Company has also contracted with CNBC/DowJones Business Video to make CNBC/DowJones Business Video's television and video offerings available through NewsEDGE and to jointly market this service. Similar arrangements have also been made with Disclosure, Inc. in regard to SEC filings and with Disclosure Global Alert for other financial information.

Professional Services

     During fiscal year 1997, the Company's management expressed an intention to expand its professional service offering. On January 6, 1998, the Company acquired the assets, customers and personnel of the ISS unit of ADP Financial Services, Inc. ("ADP") in a cash transaction. The former Investment Software Systems, Inc. (ISS) was acquired by ADP in 1995 and provides news integration systems and consulting for the delivery of real-time news and investment research to the financial services industry. The management and staff of ISS joined the Company to form the nucleus of the Company's professional services initiative.

NewsEDGE Customers

    The Company's customers include corporate, financial and government customers. As of December 31, 1997, NewsEDGE had been installed by approximately 400 customers, representing over 200,000 authorized users. No customer has accounted for over 5% of the Company's revenues in any of the last three years.

Customer Support

    The Company believes that customer service and support is critical to achieving its objectives. The Company employs its own customer support staff, which provides centralized hot-line telephone support, field installation, training, and upgrade and maintenance support services for NewsEDGE customers. The NewsEDGE support staff consists of individuals with technical knowledge and experience relating not only to NewsEDGE, but also to the various client/server architectures and systems installed at customer sites. NewsEDGE is a highly visible application operating on customer networks. The operation of NewsEDGE is dependent on the customer's hardware, news communication to the customer's site, the operation of the customer network, other applications which the customer may be running simultaneously and the technical skills of the customer's NewsEDGE administrator. The NewsEDGE support staff diagnoses problems and suggests solutions over the telephone and, where necessary, travels to customer sites for further diagnosis and maintenance and brings in specialized expertise from the Company's emergency staff of technology experts or the NewsEDGE engineers themselves. The Company has a comprehensive call monitoring and problem tracking system to concentrate and escalate attention to customer problems.

Development

    The Company recognizes that the continued enhancement of NewsEDGE and the extension of its news and information offerings are critical to obtaining new customers and to obtaining trade-up sales and renewals from existing customers. Since its inception, the Company has made substantial investments in research and development, issuing regular new releases of its NewsEDGE software since the service's first launch in 1990. The NewsEDGE software has been developed by the Company's internal development and quality assurance staff. New versions of NewsEDGE are released periodically and made available to the client/server systems installed at customer sites as part of the annual NewsEDGE subscription fee. The current version of NewsEDGE, release 3.2, was made available to customers beginning in July 1997.

     Other development efforts have been focused on supporting additional desktop operating platforms and LAN configurations, expanding the scalability of the NewsEDGE server, increasing the number of news sources, increasing storage for news history, advancing the ease of programmatic access through support for ActiveX, Java and HTML components, and providing enhanced precision and functionality for user searches and profiles. The Company's development expenses were $2.9 million, $4.2 million and $5.1 million in 1995, 1996 and 1997, respectively.

    The NewsEDGE software is entirely proprietary to the Company. The Company believes that control over its own development is critical to its speed and flexibility in meeting market and technology changes. The NewsEDGE server is developed in modules according to the primary NewsEDGE functions: a news collection and alerting module; a news database module for storing and retrieving the full text of the news stories; a network module adaptable to the network protocols installed at customer sites; and a module which allows customer administrators to configure newswire access and monitor NewsEDGE activity. An important aspect of NewsEDGE development is the continuing enhancement of the number of newswires offered by the Company. The Company's marketing personnel identify newswires to be added to the NewsEDGE offerings based on customer feedback, and negotiate contracts with news providers. The newswires are then integrated with NewsEDGE by development and support personnel. The Company is currently seeking to expand its offerings with additional industry-specific information to increase sales to customers in new vertical markets and with additional international news sources to increase the availability of global, 24 hour a day coverage by NewsEDGE. Vertical market wires for the high-tech, pharmaceutical and consumer goods industries, developed in conjunction with Information Access Co., were released in August 1997.

Competition

    The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. The Company competes or may compete directly or indirectly with the following categories of companies: (i) large, well-established news and information providers such as The Dialog Corporation, Dow Jones, Bridge, Lexis/Nexis, Pearson, Reuters and Thomson; (ii) market data services companies such as ADP, Bloomberg and Telerate; (iii) traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet;
(iv) large providers of LAN-based software systems such as Lotus/IBM and Microsoft, which could, in the future, ally with competing news and information providers; and (v) to a lesser degree, consumer-oriented, advertising-subsidized Web-based services and Internet access providers. Many of these companies, and other market participants named above, have substantially greater financial, technical and marketing resources than the Company.

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

     In addition, several smaller companies offer directly competitive products or services that provide news to enterprises through the customer's computer network. The Company believes that NewsEDGE offers advantages over each of these competing products. For example, each of the competing services offers substantially fewer real-time news sources than does NewsEDGE. Furthermore, unlike NewsEDGE, certain competitors do not offer real-time delivery of news stories or a historical database to support searching, while others do not support Lotus Notes or other groupware applications. In addition, many competitors rely on database engines developed by third parties, and as a result the Company believes these services are not as readily adaptable to evolving customer information provider needs as is NewsEDGE. Finally, many of these smaller competitors are owned by larger organizations, which the Company believes restricts their ability to attract a large variety of news sources and to fully respond to news providers' delivery requirements making it difficult for them to provide the same level and focus of sales, development and customer support as can be provided by the Company. However, increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business and results of operations.

Intellectual Property and Proprietary Rights

     The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technology. The NewsEDGE software is licensed to customers on a non-exclusive basis pursuant to license agreements containing provisions prohibiting unauthorized use, copying and transfer of the licensed program. The source code for the Company's software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the Company's software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company does not hold any patents.

     Furthermore, the proprietary SMART filtering software, which is used as the filtering engine for all Individual products and services, is licensed from Cornell Research Foundations, Inc. ("Cornell") under the terms of such license. The Company has exclusive worldwide rights in the SMART software until February 1999, at which point the license continues but the Company's exclusivity to the technology terminates. There can be no assurance that Cornell will not, at that time, license the SMART technology to a third-party, or terminate the license upon any material breach of the agreement which remains uncured for 60 days after notice of such breach.

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

Employees

     As of December 31, 1997, the Company had 202 full-time employees, consisting of 78 employees in sales and marketing, 61 employees in cost of revenues/customer support, 48 employees in development and 15 employees in general administration. As a result of the Merger, the Company now has 433 full-time employees, consisting of 152 employees in sales and marketing, 137 employees in cost of revenues/customer support, 104 employees in development and 40 employees in general administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

Item 2.  Properties
-------------------

     The Company's corporate headquarters are located in Burlington, Massachusetts. As of December 31, 1997, the Company leased approximately 40,000 square feet under a lease expiring in May 2003. The Company also leases additional facilities and offices for sales and customer service and support in New York, New Jersey, Washington D.C., Illinois, California, Toronto, Canada and London, England. As a result of the Merger, the Company assumed a lease for approximately 42,000 square feet of additional office space for its headquarters expiring in December

1999 and additional leased space in California and Tokyo for its sales offices. The Company believes that its existing facilities and offices, along with additional alternative space available to it, are adequate to meet its requirements for the foreseeable future.


Item 3.  Legal Proceedings
--------------------------

     An amended consolidated securities class action complaint was filed in February 1997 in the United States District Court for the District of Massachusetts against Individual (now the Company) and certain of Individual's directors and officers, as well as eight of the underwriters of Individual's initial public offering, which closed on March 20, 1996. The complaint asserts that the defendants violated securities laws by failing to disclose at the time of the initial public offering of Individual that there allegedly was a dispute between Joseph A. Amram, the former Chief Executive Officer of Individual, and the Board of Directors, that ultimately led to Mr. Amram's departure from Individual four months after the offering. The plaintiffs seek damages, including costs and expenses, in an unspecified amount, among other relief.

     On April 15, 1997, the defendants moved to dismiss the litigation in its entirety on the grounds that plaintiffs fail to state any cognizable legal claim. After reviewing defendants' arguments in support of their motion to dismiss, plaintiffs voluntarily dropped three of the five counts of the complaint. A hearing on defendants' motion to dismiss the remaining counts was held before United States District Judge Woodlock of the United Stated District Court for the District of Massachusetts on July 2, 1997. No decision has been rendered in the case to date.

     The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against all such claims. Although the Company believes that claims payable under these actions, if any, would not have a material effect on the Company's results of operations or financial condition, there can be no assurance that this litigation will not have a material adverse effect on the Company.

     The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position. From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company effected its initial public offering of its Common Stock on August 11, 1995 at a price to the public of $15.00 per share. As of February 27, 1998, there were approximately 103 holders of record of the Company's Common Stock. The Company's Common Stock was listed for quotation on the Nasdaq National Market under the symbol "DTOP" and since the Merger has been listed under the symbol "NEWZ."

     Based on the Nasdaq National Market daily closing price, the high and low stock prices for each quarter for the past two years are shown below. The quotations represent interdealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                           Nasdaq National Market Daily Sales Prices:
     Quarter Ended                 High                Low
     -------------                 ----                ---

     March 31, 1996              $ 36.75             $ 17.25
     June 30, 1996                 40.75               26.50
     September 30, 1996            33.25               22.25
     December 31, 1996             29.00               17.25
     March 31, 1997                20.00               12.25
     June 30, 1997                 14.25                5.00
     September 30, 1997            12.50                9.75
     December 31, 1997             13.13                6.44

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data
---------------------------------------------
(In thousands, except per share data)

                                                                           Year Ended December 31,
                                                            1997        1996        1995        1994        1993
                                                            ----        ----        ----        ----        ----
Statement of Operations Data:
  Subscription and royalty revenues                       $ 39,343    $ 31,292    $ 21,743    $ 12,925    $  6,764
  Other revenues                                             2,839       2,487       1,443       1,433         896
                                                          --------    --------    --------    --------    --------
        Total revenues                                      42,182      33,779      23,186      14,358       7,660
  Cost of revenues                                          13,062       9,501       6,397       3,879       2,010
  Customer support expenses                                  5,124       3,493       2,493       1,908         719
  Development expenses                                       5,101       4,230       2,870       1,902       1,654
  Sales and marketing expenses                              14,966      11,657       8,722       6,153       3,898
  General and administrative expenses                        2,079       1,595       1,281         900         675
                                                          --------    --------    --------    --------    --------
       Total costs and expenses                             40,332      30,476      21,763      14,742       8,956
    Income (loss) from operations                            1,850       3,303       1,423        (384)     (1,296)
  Interest income, net                                       2,140       1,896         897          97          34
                                                          --------    --------    --------    --------    --------
    Income (loss) before provision for income taxes          3,990       5,199       2,320        (287)     (1,262)
  Provision for income taxes                                 1,297         614         183          --          --
                                                          --------    --------    --------    --------    --------
    Net income (loss)                                     $  2,693    $  4,585    $  2,137    $   (287)   $ (1,262)
                                                          --------    --------    --------    --------    --------

Basic net income (loss) per common share (1)              $   0.31    $   0.53    $   0.66    $  (0.38)   $  (0.78)
                                                          ========    ========    ========    ========    ========
Diluted net income (loss) per common share (1)            $   0.31    $   0.52    $   0.43    $  (0.38)   $  (0.78)
                                                          ========    ========    ========    ========    ========
Pro forma net loss per common share (1)                                                       $  (0.06)   $  (0.22)
                                                                                              ========    ========
                                                                                 December 31,
                                                            1997        1996        1995        1994        1993
                                                            ----        ----        ----        ----        ----
Balance Sheet Data:
  Working capital (deficit)                               $ 28,040    $ 17,502    $ 22,578    $ (4,664)   $ (1,967)
  Total assets                                              60,584      48,327      38,879       8,220       4,875
  Redeemable preferred stock                                   --          --          --        4,545       4,195
  Total stockholders' equity (deficit)                      33,901      29,985      24,605      (6,077)     (5,464)



--------------------------------------------------------------------------------
(1) Calculated on the basis described in Note 1 of Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

Introduction and Overview

     The Company, through its family of NewsEDGE products, delivers, via both corporations' intranets, the Internet and local area networks, a large variety of news and information sources in real-time to professionals' personal computers, automatically monitoring and filtering the news, and alerting the users to stories of interest to them.

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

     NewsEDGE subscriptions are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. NewsEDGE subscription revenues are recognized ratably over the subscription term, beginning on installation of the NewsEDGE service. Accordingly, a substantial portion of the Company's revenues is recorded as deferred revenues until they are recognized over the license term. The Company does not capitalize customer acquisition costs.

     Certain newswires offered by the Company through NewsEDGE are purchased by the customer directly from the news provider and payments are made directly from the NewsEDGE customer to the provider. For some of these newswires, the Company receives ongoing royalties on payments made by the customer to the news provider, and those royalties constitute part of the Company's subscription and royalty revenues. For other newswires that are resold by the Company to the NewsEDGE customer, the Company includes a fee for the newswire in the NewsEDGE subscription fee paid by the customer and pays a royalty to the news provider. Such royalties are included in the Company's cost of revenues.

     On February 24, 1998, the Company completed its merger with Individual, Inc. ("Individual") (the "Merger"). Concurrently with the Merger, the Company changed its corporate name to NewsEDGE Corporation.

     Individual developed and marketed a suite of customized news and information services that provide knowledge workers with daily personalized current awareness reports, while offering information providers and advertisers new ways to reach targeted audiences. Utilizing its knowledge processing systems and editorial knowledge bases, Individual's intelligent software agents search each day through as many as 20,000 stories drawn from approximately 600 broad and specialized information sources, and prepare for each user a highly relevant daily news briefing with full-text retrieval options. In addition, Individual's Hoover Business Intelligence Service ("Hoover") integrates and organizes news and information from internal and external sources and provides real-time and archival electronic services to organizations. Individual delivered its information services to more than approximately 700,000 users across a range of delivery platforms, including facsimile, electronic mail, groupware, intranets and the Internet.

     The Company believes that there is a strategic fit among the respective services of the Company and Individual and that the Merger will provide the Company with expanded service offerings to address a wider range of customer requirements. The Company also believes that the Merger provides greater opportunities to develop business relationships, license technology, and engage in other strategic combinations and transactions involving the Company's combined products and technologies. Because the Merger was completed subsequent to December 31, 1997, this Annual Report does not contain the financial results of the combined company.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of total revenues:

                                                     Percentage of Total Revenues
                                                     ----------------------------
                                                             Year Ended
                                                             ----------
                                                             December 31,
                                                             -----------
                                                   1997          1996          1995
                                                   ----          ----          ----
Subscription and royalty revenues                  93.3%         92.6%         93.8%
Other revenues                                      6.7           7.4           6.2
                                                  -----         -----         -----
         Total revenues                           100.0         100.0         100.0
Cost of revenues                                   31.0          28.1          27.6
Customer support expenses                          12.1          10.4          10.8
Development expenses                               12.1          12.5          12.4
Sales and marketing expenses                       35.5          34.5          37.6
General and administrative expenses                 4.9           4.7           5.5
                                                  -----         -----         -----
         Total costs and expenses                  95.6          90.2          93.9
                                                  -----         -----         -----
Income from operations                              4.4           9.8           6.1
Interest income, net                                5.1           5.6           3.9
                                                  -----         -----         -----
Income before provision for income taxes            9.5          15.4          10.0
Provision for income taxes                          3.1           1.8           0.8
                                                  -----         -----         -----
         Net income                                 6.4%         13.6%          9.2%
                                                  =====         =====         =====

Year Ended December 31, 1997, as Compared to the Year Ended December 31, 1996

     Revenues. Revenues consist of (i) subscription and royalty revenues and
(ii) other revenues which consist of revenues from NewsEDGE installation services and other sources. Total revenues increased 25% to $42.2 million for 1997, as compared to $33.8 million for 1996. Subscription and royalty revenues increased 26% to $39.3 million from $31.3 million for 1997 and 1996, respectively. The increase in subscription and royalty revenues was attributable to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third-party information news.

     Other revenues, consisting of revenues from NewsEDGE installation services, computer hardware system sales and non-recurring custom development projects, increased 14% to $2.8 million for 1997 from $2.5 million for 1996. The approximate $300,000 increase related to non-recurring custom development projects and installations of NewsEDGE.

     International revenues (revenues from customers outside of North America) accounted for less than 10% of revenues during the years ended December 31, 1997 and 1996.

     Cost of revenues. Cost of revenues consists primarily of royalties paid to third-party information providers for the cost of news services licensed to customers, costs associated with transmitting news services to customer sites and the cost of computer hardware sold to customers. Cost of revenues does not include customer support expenses. Cost of revenues, as a percentage of total revenues, increased to 31% for the fiscal year ended December 31, 1997 compared to 28% for the same period in 1996. The percentage increase in cost of revenues was due primarily to increases in royalties paid to third-party information providers and increases in transmission costs.

     Customer support expenses. Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses increased 47% to $5.1 million for 1997, as compared to $3.5 million for 1996. These increases result primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. Customer support expenses, as a percentage of total revenues, increased to 12% for the fiscal year ended December 31, 1997 as compared to 10% for the same period in 1996.

     Development expenses. Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's new software and services. Development expenses increased 21% to $5.1 million for 1997, as compared to $4.2 million for 1996. The increase in development expenses resulted from a combination of higher staffing levels to provide for product enhancements and higher payroll and recruiting costs deemed necessary to attract and retain new and existing personnel. Development expenses, as a percentage of total revenues, decreased to 12% for the fiscal year ended December 31, 1997, as compared to 13% for the same period in 1996.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses increased 28% to $15.0 million for 1997, as compared to $11.7 million for 1996. The increase was due primarily to higher staffing levels which resulted from the expansion of the sales and marketing organization. Sales and marketing expenses, as a percentage of total revenues, increased to 36% for the fiscal year ended December 31, 1997, as compared to 35% for the same period in 1996.

     General and administrative expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses increased 30% to $2.1 million for 1997, as compared to $1.6 million for 1996. The increase in general and administrative expenses was due primarily to additions to staff to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained constant at 5% for the years ended December 31, 1997 and 1996, respectively.

     Interest income, net. Interest income, net consists of interest earned on cash, cash equivalents and investments, offset by interest expense on equipment financing. Interest income, net increased to $2.1 million for 1997, from $1.9 million for 1996, due primarily to interest earned on higher cash and investment balances generated from operations and higher interest rates earned on cash, cash equivalents and investment balances.

    For the fiscal year ended December 31, 1997, the provision for income taxes increased to $1.3 million from $.6 million for the same period in 1996. This increase was due primarily to a reduction in tax loss carryforwards. As a result of the merger with Individual, Inc. on February 24, 1998, the Company does not expect to owe income taxes in 1998 other than an immaterial amount related to income from the Company's foreign operations.

Year Ended December 31, 1996, as Compared to the Year Ended December 31, 1995

     Revenues. Total revenues increased 46% to $33.8 million for 1996, as compared to $23.2 million for 1995. Subscription and royalty revenues increased 44% to $31.3 million from $21.7 million for 1996 and 1995, respectively. The increase in subscription and royalty revenues was attributable to increased subscription revenues from new customers, the retention and growth of revenues from existing customers and increased royalties from the sale of third-party information news.

     Other revenues increased 72% to $2.5 million for 1996 from $1.4 million for 1995. The increase was due primarily to revenue from one-time custom development projects, such as the NBC Desktop Video and LinkEDGE projects. The Company currently does not solicit hardware sales, and anticipates that revenues from hardware sales will decline as a percentage of total revenues.

     International revenues (revenues from customers outside of North America) accounted for less than 5% of revenues during the years ended December 31, 1996 and 1995.

     Cost of revenues. Cost of revenues remained constant at 28% for the years ended December 31, 1996 and 1995.

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

    For the year ended December 31, 1996, the provision for income taxes was $614,000. This provision is primarily the result of state taxes due in states that do not have net operating loss carryforwards available and the alternative minimum tax due under the Internal Revenue Code. Despite the Company's profitability in 1995 and 1996, the Company has provided a full valuation allowance against its net deferred tax asset due to the uncertainty surrounding the realization of the net deferred tax asset. The uncertainty is due to the mechanism required for utilizing net operating less carryforwards (NOLs) and tax credit carryforwards, as well as the Company's history of cumulative losses since inception of $1.9 million as of December 31, 1996. The Company has significant NOLs from disqualifying dispositions and tax credit carryforwards
(TCCs) primarily from research and development activities. The Company is required to first use the NOLs (including NOLs generated from disqualifying dispositions) prior to realizing any benefit from the TCCs, thus extending the time as to when the TCCs can be utilized.

Liquidity and Capital Resources

     On August 11, 1995, the Company completed an initial public offering of its common stock, which provided the Company with net proceeds of approximately $26,711,000. Prior to the initial public offering, the Company funded its operations primarily from cash flow from operations and proceeds from the issuance of preferred stock.

     The Company's combined cash, cash equivalents and investments balance was $43.2 million at December 31, 1997, as compared to $36.8 million at December 31, 1996, an increase of $6.4 million.

     Net cash provided by operations was $7.8 million, $7.1 million and $5.8 million for 1997, 1996 and 1995, respectively. Accounts receivable increased $2.6 million, $1.8 million, and $906,000 for 1997, 1996 and 1995, respectively. Deferred revenue increased $3.6 million, $3.7 million, and $2.5 million for 1997, 1996 and 1995, respectively. These increases are due to profitable operations, continued growth in subscription fees and advanced payments received from customers.

     Net cash provided by investing activities for the year ended December 31, 1997 was $15.4 million. This cash inflow resulted from a large decrease in the short-term investment balance caused by the reinvestment of cash from maturing short-term investments into investments with an original maturity of less than three months (i.e. cash equivalents). The cash inflow resulting from the decrease in short-term investments was partially offset by $2.6 million in capital expenditures. Net cash used in investing activities for the year ended December 31, 1996 was $16.5 million, $13.0 million for the net purchases of investments and $3.5 million for capital expenditures. In 1995, the Company used $14.6 million primarily for capital expenditures required to support the expansion and growth of the business, and the purchase of short-term investments.

     Net cash provided by financing activities was $1.2 million, $764,000 and $24.0 million for 1997, 1996 and 1995, respectively. Net cash provided during 1997 and 1996 primarily consisted of proceeds from both employee stock option exercises (including tax benefits) and purchases under the employee stock purchase plan. Net cash provided during 1995 consisted primarily of the net proceeds from the Company's initial public offering, offset by payments of dividends on preferred stock. All of the Company's preferred stock was either converted into common stock upon the closing of the public offering or redeemed by the Company during 1995. As such, there is no outstanding preferred stock or dividends payable.

     The Company believes that its current cash, cash equivalents and short-term investments and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

Subsequent Events

     On February 24, 1998, the Company merged with Individual to form NewsEDGE Corporation. Under the terms of the agreement, shares of the Company were exchanged for all outstanding shares, options and warrants of Individual, Inc. on the basis of one share of Individual, Inc. common stock for one-half (1/2) of one share of the Company's common stock. As of December 31, 1997, NewsEDGE Corporation had $92.3 million in total assets on a pro forma combined basis, including $58.6 million in cash and short-term investments. The Company expects to incur a charge of approximately $10 million to $12 million in the first quarter of 1998 related to integration of operations, asset write-downs, personnel reduction and other one-time merger related charges.

     The integration of the business of Individual requires, among other things, integration of the companies' respective service offerings and coordination of the companies' sales, marketing and research and development efforts. Historically, the sales models used by both companies' sales organizations have differed significantly, although each employs direct sales personnel. As compared to the Company, pre-merger, Individual's product line traditionally experienced a shorter sales cycle and its sales model relied more heavily on telesales. There can be no assurance that the Company can take full advantage of the combined sales force's efforts. The companies have also used a number of distribution channels in the various geographic markets in which their respective products are sold and there can be no assurance that channel conflict will not develop as the Company attempts to integrate these channels.

     The success of the integration process will be significantly influenced by the ability of the Company to attract and retain key management, sales, marketing and research and development personnel. There is no assurance that the foregoing will be accomplished smoothly or successfully. The integration of operations requires the dedication of management resources, which may distract attention from the day-to-day operations of the Company. The inability of management to successfully integrate the operations of the companies may have a material adverse effect upon the business, operating results and financial condition of the Company. See "Certain Factors Affecting Future Operating Results" for additional risks associated with the Merger.

Certain Factors Affecting Future Operating Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

Uncertainties Relating to Integration of Operations

     The Company entered into the Agreement and Plan of Merger and Organization with Individual, Inc. ("Individual") on November 2, 1997, with the expectation that the Merger will result in long-term strategic benefits. These anticipated benefits will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The combination of the companies requires, among other things, integration of the companies' respective service offerings and coordination of the companies' sales, marketing and research and development efforts. Historically, the sales models used by the Company and Individual have differed significantly. While the Company sold principally to the enterprise market utilizing a direct sales force, Individual addressed the three tiers of the market with a distribution strategy that utilized a direct sales force at the enterprise level, telesales to workgroups, and an Internet distribution model that incorporated World Wide Web ("Web") banner advertising, marketing relationships with a number of high traffic Web sites and agreements with Internet Service Providers to capture the individual knowledge worker. There can be no assurance that the Company will be able to take full advantage of the combined sales force's efforts. The Company and Individual also used a number of distribution channels in certain overseas markets in which products are sold and there can be no assurance that channel conflicts will not develop as the Company attempts to integrate these channels.

     The services of the Company rely on the timely collection, processing and distribution of news and information to enterprises and individuals around the world. While the Company intends to take precautions to maintain service levels, there can be no assurances that the combination of operations centers will not cause service interruptions or performance degradation of the Company's services. Should significant service disruptions occur, customer retention, revenues, and service and support costs of the Company could be materially adversely affected.

     The success of the integration process will be significantly influenced by the ability of the Company to attract and retain key management, sales, marketing and research and development personnel. There is no assurance that the foregoing will be accomplished smoothly or successfully. The current integration of operations requires the dedication of management resources, which may distract attention from the day-to-day operations of the Company. The inability of management to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results and financial condition of the Company.

History of Operating Losses

     Individual was incorporated in January 1989 and introduced its initial service, First!, in March 1990. Since its inception, Individual incurred substantial costs to develop and enhance its technology, to create, introduce, and enhance its service offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group, to acquire customers for its subscription services, and to build an administrative organization. As a consequence, Individual incurred operating losses in each of its fiscal quarters and in each year since inception, including net losses of approximately $50.9 million and $18.6 million for the years ended December 31, 1996 and 1997, respectively. As of December 31, 1997, Individual had an accumulated deficit on a stand-alone basis of approximately $88.5 million. The time required to reach profitability is highly uncertain and there can be no assurance that the Individual business will be able to achieve profitability on a sustained basis, if at all. The failure of the Individual business to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

Costs and Expenses of Integration

     The Company estimates that it, and Individual incurred direct transaction costs of approximately $3 million to $4 million associated with the Merger, substantially all of which will be charged to operations of the Company in the first quarter of 1998. The Company expects to incur an additional significant charge to operations of approximately $7 million to $8 million, in the first quarter of 1998, related to integration of operations, asset write-downs, personnel reduction and other one-time merger related charges. There can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger.

Effects of Merger on Customers

     There can be no assurance that the present and potential customers of the Company will continue their current buying patterns without regard to the Merger. Any significant delay or reduction in orders could have an adverse effect on the near-term business and results of operations of the Company. In addition, uncertainties regarding product overlap of the companies' respective services and resolution of that overlap may cause customers to delay purchasing decisions regarding these products.

Fluctuations in Quarterly Results

     The Company's quarterly operating results may in the future fluctuate significantly depending on factors such as demand for its services, changes in service mix, the size and timing of new and renewal subscriptions from corporate customers, advertising revenue levels, the effects of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis and the level of product and price competition. A substantial portion of the Company's cost of revenue, which consists principally of fees payable to information providers, telecommunications costs and personnel expenses, is relatively fixed in nature. The operating expense levels of the Company are based, in significant part, on their expectations of future revenue. If quarterly revenues are below management's expectations, results of operations would be adversely affected because a relatively small amount of the Company's costs and expenses will vary with its revenues.

Future Operating Results Uncertain

     The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers as well as increase penetration into existing customers, and to integrate the Company's product offerings under a single brand. As a result, the Company believes that period-to-period comparisons of the Company's pre-merger, Individual's or the Company's post-merger results of operations are not and will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although each of the Company and Individual experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

Dependence on Continued Growth in Use of the Internet

     Although Individual, and now the Company, distributes certain products and services across multiple delivery platforms, including facsimile, electronic mail, and private networks based on Lotus Notes and other groupware products, sales of certain of Individual's products and services, such as NewsPage and ClariNews, depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Reliance on Advertising Revenues and Uncertainty of Web as Advertising Medium

     The Internet is an unproven medium for paid advertising sponsorship of Web-based services such as Individual's, and now the Company's, NewsPage and ClariNews services. Subscriptions to these Web-based services are partially subsidized by revenues from the sale of advertisements on the Web pages of such services. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues to subsidize subscriptions to its Web-based services will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there is intense competition in the sale of advertising on the Internet, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. As a result of these factors, there can be no assurance that Individual will sustain or increase current advertising sales levels. Failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel

     Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, its business, operating results and financial condition could be materially adversely affected. Success of the integration process following the Merger and future financial success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of a significant number of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new, and departures of existing, personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

Competition

     The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. The Company will compete or may compete directly or indirectly with the following categories of companies: (i) large, well-established news and information providers such as The Dialog Corporation, Dow Jones, Bridge, Lexis/Nexis, Pearson, Reuters and Thomson; (ii) market data services companies such as ADP, Bloomberg and Telerate; (iii) traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet;
(iv) large providers of LAN-based and Internet-based software systems such as IBM/Lotus, Netscape and Microsoft, which could, in the future, ally with competing news and information providers; and (v) single-user, advertising-subsidized Web-based services and Internet access providers. Many of these companies and market participants not named above have substantially greater financial, technical and marketing resources than the Company. Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Relating to Acquisitions

     Individual, pre-Merger, recently completed the acquisition of ClariNet Communications Corp., and the Company may acquire other companies, products or technologies in the future. There can be no assurance that these acquisitions can be effectively integrated, that such acquisitions will not result in costs or liabilities that could materially and adversely affect the Company's business, operating results and financial condition, or that the Company will obtain the anticipated or desired benefits of such transactions.

     Management may from time to time consider acquisitions of assets or businesses that it believes may enable the Company to obtain complementary skills and capabilities, offer new products, expand its customer base or obtain other competitive advantages. Such acquisitions involve potential risks, including difficulties in assimilating the acquired company's operations, technology, products and personnel, completing and integrating acquired in-process technology, diverting management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees.

Dependence on Cooperative Marketing Arrangements

     The Company has entered into certain cooperative marketing agreements and informal arrangements with software vendors, Web site sponsors and operators of on-line services, including Microsoft, Netscape and NETCOM. These companies presently market services that compete directly with those of the Company. If the Company's marketing activities with such companies were terminated, reduced, curtailed, or otherwise modified, the Company may not be able to replace or supplement such efforts alone or with others. If these companies were to develop and market their own business information services or those of the Company's competitors, the Company's business and results of operations and financial condition may be materially and adversely affected.

Litigation Risks

     A class action shareholder suit was filed against Individual, certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement relating to its initial public offering, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual (now the Company). The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

Dependence on News Providers

     A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones, The Financial Times, Reuters and Thompson. The Company's agreements with news providers are generally for terms of one to three years, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if the Company fails to fulfill its obligations under the agreement. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and could have a material adverse effect on the Company's business and results of operations.

     Also, an increase in the fees required to be paid by the Company to its information providers would have an adverse effect on the Company's gross margins and results of operations. Because the Company licenses the informational content included in its services from third parties, the Company's exposure to copyright infringement actions may increase. Although the Company generally obtains representations as to the origins and ownership of such licensed content and generally obtain indemnification for any breach thereof, there can be no assurance that such representations will be accurate or that indemnification will adequately compensate the Company for any breach.

Dependence on News Transmission Sources

     The Company's news and information for the NewsEDGE products is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and WavePhore ("WavePhore"), a common carrier communications vendor. WavePhore presently markets services that compete directly with those of the Company. WavePhore is also the communications provider for many newswires offered by the Company through NewsEDGE. The Company's agreement with WavePhore expires on December 31, 1998. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business would be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition.

Risk of System Failure or Inadequacy

     The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Although the Company will have limited back-up capability, this measure does not eliminate the significant risk to the Company's operations from a natural disaster or system failure at its principal site. In addition, any failure or delay in the timely transmission or receipt of feeds and computer downloads from its information providers, whether on account of system failure of the information providers, the public network or otherwise, could disrupt the Company's operations.

Risks Relating to Year 2000 Issues

     Because the Company's Software and Services are not date sensitive or date dependent, the Company believes that its software and services are substantially year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. Many enterprises, including the Company's present and potential customers, will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem, which may result in spending being diverted from network applications, such as the Company's products, over the next two years. Additionally, the Company utilizes third-party computer and telecommunications equipment to distribute its products as well as to operate other aspects of its business , and there can be no assurances that such equipment is year 2000 compliant. Although the Company intends to take measures to address the impact, if any, of year 2000 issues, failure of any critical equipment to operate properly in the year 2000 may have a material adverse effect upon the Company's business, results of operations and financial condition or require the Company to incur unanticipated material expenses to remedy any problem.

Rapid Technological Change

     The business information services, software and communications industries are subject to rapid technological change, which may render existing products and services obsolete or require significant unanticipated investments in research and development. The Company's future success will depend, in part, upon its ability to enhance its service offerings and keep pace with technological developments. The Company's future success will depend on its ability to enhance its existing services, to develop new products and services that address the needs of its customers and to respond to technological advances and emerging industry standards and practices, each on a timely basis. Services as complex as those offered by the Company entail significant technical risks, often encounter development delays and may result in service failures when first introduced or as new versions are released. Any such delays in development or failures that occur after commercial introduction of new or enhanced services may result in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Proprietary Technology

     The Company is heavily dependent upon proprietary technology. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or services. Individual licensed the proprietary SMART filtering software, which is used as the filtering engine for all of its products and services, from Cornell Research Foundation, Inc. ("Cornell University"). Under the terms of the license agreement with Cornell University, Individual, and now the Company, has exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on the SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Provided that the Company is not then in default of the license agreement, at the end of the initial term of the agreement the Company will retain a continuing worldwide, non-exclusive, perpetual royalty-free right to use the SMART software; and in addition, the Company owns, and will continue to own, all enhancements to the SMART software that it has developed. There can be no assurance, however, that Cornell University will not license the SMART software to a third-party, including a competitor of the Company, once the Company's exclusive rights have lapsed. In addition, Cornell University may terminate the license agreement if the Company has materially breached the agreement and such breach remains uncured for 60 days after written notice of such breach has been given. If the license agreement were to terminate, the Company could be required to develop or acquire a replacement filtering technology, and there can be no assurance that such technology could be developed or acquired, on a timely basis or at all, and on favorable terms to the Company. Consequently, any termination of the Company's license agreement with Cornell University would have a material adverse effect on the Company's business, results of operations, and financial condition.

     There has been substantial litigation in the information services industry involving intellectual property rights. Although the Company believes that it is not infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, inasmuch as the Company licenses the informational content that is included in its services from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. Although the Company generally obtains representations as to the origins and ownership of such licensed informational content and generally obtains indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation would be costly and divert management's attention, either of which would have a material adverse effect on the Company's business, results of operations, and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

In accordance with the SEC filing requirements on Form 10-K, the following financial statements represent stand-alone financial data and results for the entity formerly known as Desktop Data, Inc. The financial results of Individual, Inc. are not reflected here, but rather are incorporated as part of the financial data and results shown in footnote 8 of the financial statements to follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To NewsEDGE Corporation:

We have audited the accompanying consolidated balance sheets of NewsEDGE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewsEDGE Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP




Boston, Massachusetts
January 30, 1998 (except with respect to the matter discussed in Note 8, as to which the date is February 24, 1998)

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                 1997                 1996
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 35,175,200         $ 10,735,071
  Short-term investments                                       7,981,698           18,119,717
  Accounts receivable                                          7,588,166            4,948,351
  Prepaid expenses and deposits                                3,933,171            1,814,104
                                                            ------------         ------------

         Total current assets                                 54,678,235           35,617,243
                                                            ------------         ------------

LONG-TERM INVESTMENTS                                                  -            7,927,667
                                                            ------------         ------------

PROPERTY AND EQUIPMENT, AT COST:
  Computer equipment                                           7,219,684            4,846,437
  Furniture and fixtures                                         656,392              518,615
  Leasehold improvements                                         840,262              734,847
  Equipment under capital leases                                 138,792              138,792
                                                            ------------         ------------
                                                               8,855,130            6,238,691

Accumulated depreciation and amortization                     (3,123,021)          (1,599,021)
                                                            ------------         ------------
                                                               5,732,109            4,639,670
                                                            ------------         ------------

OTHER ASSETS                                                     173,565              142,570
                                                            ------------         ------------

                                                            $ 60,583,909         $ 48,327,150
                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $  2,951,840         $    878,147
  Accrued expenses                                             6,281,637            3,572,198
  Deferred revenue, current                                   17,373,218           13,630,356
  Obligations under capital leases, current                       31,209               34,191
                                                            ------------         ------------

         Total current liabilities                            26,637,904           18,114,892
                                                            ------------         ------------

OBLIGATIONS UNDER CAPITAL LEASES, NONCURRENT                       6,360               37,569
                                                            ------------         ------------

DEFERRED REVENUE, NONCURRENT                                      38,890              190,165
                                                            ------------         ------------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value-
  Authorized--15,000,000 shares
  Issued and outstanding--8,691,185 shares and                    86,912               86,264
     8,626,425 shares in 1997 and 1996, respectively
Additional paid-in capital                                    33,004,744           31,782,106
Retained earnings (deficit)                                      809,099           (1,883,846)
                                                            ------------         ------------

         Total stockholders' equity                           33,900,755           29,984,524
                                                            ------------         ------------

                                                            $ 60,583,909         $ 48,327,150
                                                            ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended December 31,
                                                                         1997               1996                1995
REVENUES                                                            $ 42,181,558        $ 33,779,259        $ 23,185,833
                                                                    ------------        ------------        ------------
COSTS AND EXPENSES:
   Cost of revenues                                                   13,061,586           9,500,735           6,397,094
   Customer support expenses                                           5,123,460           3,492,756           2,492,493
   Development expenses                                                5,101,166           4,230,161           2,870,351
   Sales and marketing expenses                                       14,966,339          11,657,566           8,721,712
   General and administrative expenses                                 2,079,077           1,595,039           1,281,227
                                                                    ------------        ------------        ------------

         Total costs and expenses                                     40,331,628          30,476,257          21,762,877
                                                                    ------------        ------------        ------------

         Income from operations                                        1,849,930           3,303,002           1,422,956

INTEREST INCOME, NET                                                   2,139,973           1,896,021             897,108
                                                                    ------------        ------------        ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                               3,989,903           5,199,023           2,320,064

PROVISION FOR INCOME TAXES                                             1,296,958             614,225             183,000
                                                                    ------------        ------------        ------------

         Net income                                                    2,692,945           4,584,798           2,137,064

ACCRETION OF DIVIDENDS ON SERIES B PREFERRED STOCK                             -                   -            (101,250)

DISCOUNT ON REDEMPTION OF SERIES B PREFERRED STOCK                             -                   -           1,232,238
                                                                    ------------        ------------        ------------

         Net income available for common stockholders               $  2,692,945        $  4,584,798        $  3,268,052
                                                                    ============        ============        ============

BASIC NET INCOME PER COMMON SHARE                                   $        .31        $        .53        $        .66
                                                                    ============        ============        ============

DILUTED NET INCOME PER COMMON SHARE                                 $        .31        $        .52        $        .43
                                                                    ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             8,654,166           8,572,200           4,959,013
                                                                    ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ASSUMING DILUTION           8,742,180           8,778,479           7,518,529
                                                                    ============        ============        ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                          Series A

                                                 Convertible Preferred Stock      Common Stock         Additional      Retained
                                                   Number of     $.01 Par    Number of    $.01 Par       Paid-in       Earnings
                                                    Shares        Value        Shares      Value         Capital      (Deficit)
BALANCE, DECEMBER 31, 1994                        5,335,410    $   53,354    2,642,213   $  26,422    $  2,479,277  $ (8,605,708)

   Purchase of treasury stock                             -             -            -           -               -             -
   Retirement of treasury stock                           -             -      (29,766)       (298)        (32,387)            -
   Exercise of stock options                              -             -       74,110         742          63,895             -
   Payments and accretion of dividends on
     redeemable preferred stock                           -             -            -           -      (2,217,000)            -
   Proceeds from initial public offering, less
     offering costs                                       -             -    1,977,000      19,770      26,691,551             -
   Conversion of Series A, C and D preferred
     stock                                       (5,335,410)      (53,354)   3,847,123      38,471       2,770,868             -
   Discount on redemption of Series B
     preferred stock                                      -             -            -           -       1,232,238             -
   Net income                                             -             -            -           -               -     2,137,064
                                                 ----------    ----------    ---------   ---------    ------------  ------------

BALANCE, DECEMBER 31, 1995                                -             -    8,510,680      85,107      30,988,442    (6,468,644)

   Exercise of stock options, including tax
     benefits                                             -             -       99,566         996         498,631             -
   Stock issued under employee stock purchase
     plan                                                 -             -       16,179         161         295,033             -
   Net income                                             -             -            -           -               -     4,584,798
                                                 ----------    ----------    ---------   ---------    ------------  ------------

BALANCE, DECEMBER 31, 1996                                -             -    8,626,425      86,264      31,782,106    (1,883,846)

   Exercise of stock options, including tax
     benefits                                             -             -       49,675         497       1,095,615             -
   Stock issued under employee stock purchase
     plan                                                 -             -       15,085         151         127,023             -
   Net income                                             -             -            -           -               -     2,692,945
                                                 ----------    ----------    ---------   ---------    ------------  ------------

BALANCE, DECEMBER 31, 1997                                -    $        -    8,691,185   $  86,912    $ 33,004,744  $    809,099
                                                 ===========   ==========    =========   =========    ============  ============


                                                                          Total
                                                  Treasury Stock      Stockholders'
                                              Number of                  Equity
                                                Shares       Cost       (Deficit)
BALANCE, DECEMBER 31, 1994                     29,485    $  (30,755)  $ (6,077,410)

   Purchase of treasury stock                     281        (1,930)        (1,930)
   Retirement of treasury stock               (29,766)       32,685              -
   Exercise of stock options                        -             -         64,637
   Payments and accretion of dividends on
     redeemable preferred stock                     -             -     (2,217,000)
   Proceeds from initial public offering, less
     offering costs                                 -             -     26,711,321
   Conversion of Series A, C and D preferred
     stock                                          -             -      2,755,985
   Discount on redemption of Series B
     preferred stock                                -             -      1,232,238
   Net income                                       -             -      2,137,064
                                              -------    ----------   ------------

BALANCE, DECEMBER 31, 1995                          -             -     24,604,905

   Exercise of stock options, including tax
     benefits                                       -             -        499,627
   Stock issued under employee stock purchase
     plan                                           -             -        295,194
   Net income                                       -             -      4,584,798
                                              -------    ----------   ------------

BALANCE, DECEMBER 31, 1996                          -             -     29,984,524

   Exercise of stock options, including tax         -             -      1,096,112
     benefits
   Stock issued under employee stock purchase       -             -        127,174
     plan
   Net income                                       -             -      2,692,945
                                              -------    ----------   ------------
BALANCE, DECEMBER 31, 1997                          -    $        -   $ 33,900,755
                                              =======    ==========   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                          1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   2,692,945     $  4,584,798    $   2,137,064
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                       1,524,000          898,300          498,900
     Changes in assets and liabilities-
       Accounts receivable                                              (2,639,815)      (1,784,607)        (905,914)
       Prepaid expenses and deposits                                    (2,119,067)        (629,795)        (439,893)
       Accounts payable                                                  2,073,693          (96,021)         552,292
       Accrued expenses                                                  2,709,439          446,442        1,496,537
       Deferred revenue                                                  3,591,587        3,723,945        2,476,294
                                                                     -------------     ------------    -------------

              Net cash provided by operating activities                  7,832,782        7,143,062        5,815,280
                                                                     -------------     ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in investments, net                              18,065,686      (12,930,167)     (13,117,217)
   Purchases of property and equipment                                  (2,616,439)      (3,521,809)      (1,383,269)
   Increase in other assets                                                (30,995)         (20,377)         (65,876)
                                                                     -------------     ------------    -------------

              Net cash provided by (used in) investing activities       15,418,252      (16,472,353)     (14,566,362)
                                                                     -------------     ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options, including tax benefits                     1,096,112          499,627           64,637
   Stock issued under employee stock purchase plan                         127,174          295,194                -
   Proceeds from initial public offering, less offering costs                    -                -       26,711,321
   Payments of dividends on redeemable preferred stock                           -                -       (2,638,041)
   Purchase of fractional shares on conversion of preferred stock                -                -           (1,041)
   Redemption of Series B preferred stock                                        -                -         (135,000)
   Purchase of treasury stock                                                    -                -           (1,930)
   Payments on obligations under capital leases                            (34,191)         (30,974)         (21,799)
                                                                     -------------     ------------    -------------

              Net cash provided by financing activities                  1,189,095          763,847       23,978,147
                                                                     -------------     ------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        24,440,129       (8,565,444)      15,227,065

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            10,735,071       19,300,515        4,073,450
                                                                     -------------     ------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $  35,175,200     $ 10,735,071    $  19,300,515
                                                                     =============     ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $       6,506     $      5,325    $       3,121
                                                                     =============     ============    =============
   Cash paid for income taxes                                        $     352,008     $    294,119    $      10,600
                                                                     =============     ============    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Equipment acquired under capital lease obligations                $           -     $     25,624    $      18,090
                                                                     =============     ============    =============
   Accretion of dividends on redeemable preferred stock              $           -     $          -    $      17,238
                                                                     =============     ============    =============
   Discount on redemption of Series B preferred stock                $           -     $          -    $   1,232,238
                                                                     =============     ============    =============
   Conversion of Series A, C and D preferred stock                   $           -     $          -    $   2,757,025
                                                                     =============     ============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997




(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       NewsEDGE Corporation (the Company), formerly Desktop Data, Inc., was incorporated on July 11, 1988, and through its NewsEDGE service and software, delivers to businesses a large variety of news and information sources in real-time to personal computers installed on LANs and WANs, automatically monitors and filters the news, and alerts users to stories of interest to them.

       The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in the accompanying notes to consolidated financial statements.

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NewsEDGE Canada, Inc. and NewsEDGE Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

       (b)    Cash and Cash Equivalents

              Cash and cash equivalents, which have original maturities of less than three months, consist of the following:

                                                                      December 31,
                                                                 1997              1996
         Cash                                                 $  3,977,995      $    989,221
         Money market accounts                                   2,499,181           900,479
         Securities purchased under agreements to resell         2,644,185                 -
         U.S. Government agencies obligations                   26,053,839         8,845,371
                                                              ------------      ------------

                                                              $ 35,175,200      $ 10,735,071
                                                              ============      ============

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (c)    Investments

              As of December 31, 1997, all of the Company's investments are classified and accounted for as held-to-maturity and reported at amortized cost. As of December 31, 1997 and 1996, the amortized cost of the Company's investments, which approximates fair market value, is as follows:

                                                        December 31,
                                                     1997          1996
                   Short-term-
                     U.S. Government agencies    $         -   $ 13,833,870
                     U.S. Treasury notes           7,981,698      4,285,847
                                                 -----------   ------------

                                                 $ 7,981,698   $ 18,119,717
                                                 ===========   ============
                   Long-term-
                     U.S. Treasury notes         $         -   $  7,927,667
                                                 ===========   ============

              Any security that experiences a decline in value that management believes is other than temporary is reduced to its net realizable value by a charge to income. Realized gains and losses from the sale of investment securities are recorded on the trade date by specific identification of the security sold. Realized gains and losses were not material during any year presented.

       (d)    Management Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (e)    Depreciation and Amortization

              The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of assets over their estimated useful lives of five years, except for leasehold improvements, which are depreciated over the shorter of the lease term or life of the asset.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


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

      (h)  Income Taxes

           The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards available for tax reporting purposes, using the applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

      (i)  Foreign Currency Translation

           Revenues and expenses are translated using exchange rates in effect during the year. Assets and liabilities are translated using the year-end exchange rates. Gains or losses from foreign currency transactions are expensed as incurred. There were no significant gains or losses from foreign currency transactions during any year presented.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


      (j)  Postretirement Benefits

           The Company has no obligations for postretirement benefits.

      (k)  Concentration of Credit Risk

           SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with two financial institutions, and its accounts receivable balances are primarily domestic.

      (l)  Basic and Diluted Net Income per Common Share

           In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earning per share and applies to all entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. This statement has been adopted as of December 31, 1997. Accordingly, the prior year's earnings per share have been retroactively restated.

           The dollar impact available to common stockholders of the redemption of the Series B preferred stock is as follows:

                                                                                     Years Ended December 31,
                                                                                1997          1996            1995

           Net income                                                       $ 2,692,945   $ 4,584,798   $ 2,137,064
           Accretion of dividends on Series B preferred stock                         -             -      (101,250)
           Discount on redemption of Series B preferred stock                         -             -     1,232,238
                                                                            -----------   -----------   -----------

           Net income available for common stockholders                     $ 2,692,945   $ 4,584,798   $ 3,268,052
                                                                            ===========   ===========   ===========

           Weighted average common shares outstanding                         8,654,166     8,572,200     4,959,013
           Effect of dilutive securities-
             Conversion of Series A, C and D preferred stock                          -             -     2,350,452
             Stock options                                                       88,014       206,279       209,064
                                                                            -----------   -----------   -----------

           Weighted average common shares outstanding assuming dilution       8,742,180     8,778,479     7,518,529
                                                                            ===========   ===========   ===========

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


      (m)  New Accounting Pronouncements

           In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

           In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

      (n)  Reclassifications

           Certain prior year amounts have been reclassified to conform with current year's presentation.

      (o)  Long-Lived Assets

           The Company adopted SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, in 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of long-lived assets at each reporting period based on the undiscounted projected cash flows of the related asset. Should there be an impairment, the cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumption and projections at the time. The effect of adoption was not material to the financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


(2)   INCOME TAXES

      The income tax provision for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                         1997           1996           1995
               Current-
                Federal              $  1,098,392   $  1,853,371   $    788,800
                State                     122,044        327,538        146,200
                International              44,900         67,200              -
                                     ------------   ------------   ------------

                                        1,265,336      2,248,109        935,000
               Deferred-
                Federal                    28,460     (1,385,094)      (669,000)
                State                       3,162       (248,790)       (83,000)
                                     ------------   ------------   ------------

                                           31,622     (1,633,884)      (752,000)
                                     ------------   ------------   ------------

                        Total        $  1,296,958   $    614,225   $    183,000
                                     ============   ============   ============

      A reconciliation of the federal statutory rate to the Company's effective tax rate at December 31, 1997, 1996 and 1995 is as follows:

                                                                  1997          1996           1995

           Income tax provision at federal statutory rate         34.0%         34.0%          34.0%
           Increase (decrease) in tax resulting from-
             State tax provision, net of federal benefit           3.0           6.3            6.3
             Research and development credits                     (2.2)          -              -
             Change in valuation allowance                          .8         (31.4)         (32.4)
             Other                                                (3.1)          2.9            -
                                                                  ----          ----          -----

                  Effective tax rate                              32.5%         11.8%           7.9%
                                                                  ====          ====          =====

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


      The components of deferred income taxes are as follows:

                                                                      December 31,
                                                                   1997          1996

               Deferred revenue                                $   370,724   $   312,040
               Financial reserves not yet deductible               484,478       309,726
               Depreciation                                       (461,890)     (180,076)
               Research and development and alternative            675,956       595,956
                minimum tax credit carryforwards
               Valuation allowance                              (1,069,268)   (1,037,646)
                                                               -----------   -----------

                                                               $         -   $         -
                                                               ===========   ===========

      In determining the need for a valuation allowance, the Company considered several items. Negative evidence that is significant for the period since the Company's IPO is the generation of large net operating loss carryforwards (NOLs) from the exercise of nonqualified stock options (the amount unused as of December 31, 1997 was in excess of $2.5 million, which constituted the Company's entire NOL carryforward). In addition, the Company had tax credit carryforwards of $676,000 as of December 31, 1997. The income tax laws provide for an ordering rule with respect to the utilization of the Company's tax attributes (i.e., NOL and credit carryforwards). The tax laws require the Company to utilize the NOLs prior to taking the benefit for credit carryforwards. In addition, the Company anticipates further disqualifying dispositions which will generate additional tax losses, thus extending the time as to when the credits can be utilized. As a result, there is significant uncertainty as to whether the Company will ever realize a benefit from any of the tax credit carryforwards. Additional doubt as to the realizability of the tax credit is presented because (i) the credits have calculated limits on usage based on income in any period, (ii) the credits have expiration dates and (iii) utilization could be further limited by other events such as an acquisition or a change in ownership, which is common among technology companies. Additionally, the merger discussed in Note 8 raises additional doubt as to the realizability of the deferred tax assets, as the acquired Company has considerable NOLs. This negative evidence was weighed against the relatively short history of profitability. As a result, management believes that it is more likely than not that the net deferred tax asset will not be realized.

      The exercise of nonqualified stock options gives rise to compensation which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized by the Company, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial accounting purposes, and the related tax benefits are credited directly to additional paid-in capital when the benefit is realized. Tax deductions related to stock option exercises were approximately $2.4 million and $2.8 million for 1997 and 1996, respectively. During the years ended December 31, 1997

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


      and 1996, a tax benefit in the amount of $970,475 and $933,000, respectively, was realized and credited to additional paid-in capital.

      The research and development credit carryforwards ($594,324) expire in 2007 through 2012.

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

      (d)  Conversion of Preferred Stock

           Upon the closing of the initial public offering, the Series A, Series C and Series D preferred stock was converted (at a rate of approximately .444, 534.90 and 33.68 shares, respectively) into an aggregate of 3,847,123 shares of common stock. In addition, the Company paid cash dividends of approximately $2,009,000 and $629,000 on the Series A and Series B preferred stock, respectively.

      (e)  Series B Redeemable Preferred Stock

           In accordance with the underlying agreement, the mandatory redemption requirement related to the Series B preferred stock was relieved upon the Company's initial public offering as the offering price exceeded $13.10 per share. In December 1995, the Company redeemed the

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


           Series B preferred stock for $10.00 per share or an aggregate of $135,000. As a result of the redemption, the Company recognized a $1,232,238 discount.

     (f)   Preferred Stock

           On June 26, 1995, the Company's stockholders approved a new class of undesignated preferred stock, which became effective upon the closing of the Company's initial public offering.

(4)   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

      (a)  1989 Stock Option Plan

           The Company has a stock option plan (the 1989 Plan) pursuant to which 622,222 shares of common stock are reserved for issuance. The 1989 Plan is administered by the Board of Directors and provides for the granting of incentive stock options, nonqualified stock options, stock awards and direct stock purchases. During 1995, the Board of Directors terminated the 1989 Plan, such that no further options may be granted under the 1989 Plan.

      (b)  1995 Stock Plan

           On June 26, 1995, the Company's stockholders approved the 1995 Stock Plan (the 1995 Plan). The 1995 Plan is administered by the Board of Directors and provides for stock awards, direct purchases and the grant of options to purchase shares of the Company's common stock. A maximum of 1,625,000 shares may be issued under this plan. Options granted under the 1995 Plan expire 10 years from the date of grant.

      (c)  1995 Non-Employee Director Stock Option Plan

           On June 26, 1995, the Company's stockholders also approved the 1995 Non-Employee Director Stock Option Plan (the 1995 Director Plan), for which 100,000 shares of the Company's common stock have been reserved. The purpose of the 1995 Director Plan is to attract and retain qualified persons who are not also officers or employees of the Company (the Eligible Directors) to serve as directors of the Company. Under the 1995 Director Plan, any Eligible Director shall automatically be granted an option to purchase 20,000 shares of common stock on the effective date of election at an option price equal to the fair market value on the date of grant, and an option to purchase 2,500 shares of the common stock on the date of each successive annual meeting of the stockholders, if such director has attended at least 75% of the meetings of the Board of Directors during the past fiscal year. Options granted under this plan expire 10 years from the date of grant.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


      (d)  Stock Option Plan Activity

           The following schedule summarizes all stock option activity under the 1989 Plan, the 1995 Director Plan and 1995 Plan for the three years ended December 31, 1997:

                                                       1997                         1996                         1995
                                                             Weighted                     Weighted                     Weighted
                                                             Average                      Average                      Average
                                                             Exercise                     Exercise                     Exercise
                                                Shares        Price           Shares       Price           Shares       Price
              Outstanding, beginning
              of year                            649,983   $     19.60        263,241   $      3.44        275,881   $      1.39
                Granted                        1,308,099         10.90        575,850         24.18         75,497          8.58
                Exercised                        (49,675)         2.53        (99,566)         1.64        (74,110)          .87
                Terminated                    (1,030,495)        18.22        (89,542)        21.28        (14,027)         3.85
                                             -----------   -----------   ------------   -----------   ------------   -----------

              Outstanding, end of year           877,912   $      9.11        649,983   $     19.60        263,241   $      3.44
                                             ===========   ===========   ============   ===========   ============   ===========

              Exercisable, end of year           253,185   $       8.38        83,401   $      3.52        115,572   $      1.34
                                             ===========   ============  ============   ===========   ============   ===========

              Weighted average fair value
              of options granted             $      5.74                 $      13.19                 $       4.67
                                             ===========                 ============                 ============

           The following table summarizes information about stock options outstanding at December 31, 1997:

                                                    Options Outstanding
                                                          Weighted                           Options Exercisable
                                         Number           Average         Weighted        Number
                 Exercise Price/     Outstanding as       Remaining       Average       Exercisable         Weighted
                Range of Exercise    of December 31,     Contractual      Exercise    at December 31,       Average
                     Prices               1997              Life           Price            1997         Exercise Price
                 $   .90-$  4.50          58,512            1.30         $   2.42           49,324           $  2.30
                    7.43-   9.13         508,000            8.15             8.58          187,616              8.53
                   10.06-  14.13         301,400            9.54            10.55            6,245             14.13
                   26.25-  34.00          10,000            8.45            32.06           10,000             32.06
                                       ---------                         --------        ---------           -------

                 $   .90-$ 34.00         877,912            8.17         $  9.11           253,185           $  8.38
                                       =========                         =======         =========           =======

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)


              On February 13, 1997, the Company's Board of Directors authorized the repricing of all stock options previously granted under the 1995 Plan, excluding 105,000 options which were granted to the executive officers of the Company. The repricing provided for the exercise price of 375,525 options outstanding to be reduced to $14.13 per share, the closing price of the Company's stock on February 13, 1997. Prior to the repricing, such options had exercise prices ranging from $22.75 to $35.75.

              On June 18, 1997, the Company's Board of Directors authorized the repricing of 518,075 and 4,203 stock options previously granted under the 1989 Plan and the 1995 Plan, respectively. The repricing provided for the exercise price of 522,278 options to be reduced to $8.625 per share, the closing price of the Company's stock on June 18, 1997. Prior to the repricing, such options had exercise prices ranging from $9.13 to $24.00.

       (e)    1995 Employee Stock Purchase Plan

              On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase up to 250 shares the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semiannual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed the $25,000 annual IRS limit). At December 31, 1997, 143,736 shares of common stock were reserved for purchases under the 1995 Purchase Plan.

       (f)    Fair Value of Stock Based Compensation

              In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1995, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                           1997         1996          1995

              Risk-free interest rate   5.59-6.8%    5.26-6.70%   5.76-7.74%
              Expected dividend yield      None         None          None
              Expected lives             3-6 years     3-6 years    3-6 years
              Expected volatility          65%           63%          63%

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)



              Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income available to common stockholders and basic and diluted net income per common share would have been the following pro forma amounts:



                                                         1997           1996          1995
              Net income available to common
              stockholders-
                As reported                           $ 2,692,945    $ 4,584,798    $ 3,268,052
                Pro forma                                   7,495      3,074,395      3,213,195

              Basic net income per common share-
                As reported                              $  .31         $  .53         $  .66
                Pro forma                                $    -         $  .36         $  .65

              Diluted net income per common share-
                As reported                              $  .31         $  .52         $  .43
                Pro forma                                $    -         $  .35         $  .43


              Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(5)    COMMITMENTS

       (a)    Operating Leases

              The Company conducts its operations in facilities under operating leases expiring through 2003. The Company's future minimum lease payments under these leases as of December 31, 1997 are approximately as follows:

                             Year                         Amount

                             1998                       $   810,000
                             1999                           653,000
                             2000                           480,000
                             2001                           435,000
                             2002                           435,000
                             Thereafter                     145,000
                                                        -----------

                                                        $ 2,958,000
                                                        ===========
              Rent expense charged to operations was approximately $1,122,000, $900,000 and $564,000 for the years ended 1997, 1996 and 1995, respectively.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)


       (b)    Capital Leases

              The Company leases certain equipment under capital leases. Future minimum lease payments under these capital leases as of December 31, 1997 are as follows:


              Year                                                    Amount

              1998                                                   $   39,001
              1999                                                        5,861
                                                                     ----------

                   Total minimum lease payments                          44,862

              Less--Amount representing interest                          7,293
                                                                     ----------

                     Obligations under capital leases                    37,569

              Less--Current portion of capital lease obligations         31,209
                                                                     ----------
                                                                     $    6,360
                                                                     ==========

(6)    PREPAID EXPENSES AND DEPOSITS

       Prepaid expenses and deposits in the accompanying consolidated balance sheets consist of the following:

                                                     December 31,
                                                 1997             1996

                Prepaid commissions         $  1,759,695       $  995,378
                Prepaid royalties              1,007,718          562,446
                Other                          1,165,758          256,280
                                            ------------       ----------
                                            $  3,933,171       $1,814,104
                                            ============       ==========

(7)    ACCRUED EXPENSES

       Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                     December 31,
                                                 1997             1996

                Payroll and payroll-related $  1,677,971       $  867,789
                Royalties                      2,250,018          917,086
                Other                          2,353,648        1,787,323
                                            ------------       ----------
                                            $  6,281,637       $3,572,198
                                            ============       ==========

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)


(8)    SUBSEQUENT EVENT

       On November 2, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the Agreement) to combine with Individual, Inc. (Individual) in a strategic business combination (the Merger). The Agreement related to the proposed Merger and the issuance of shares of the common stock, par value $0.01 per share, of the Company to the stockholders of Individual. The Merger is to be accounted for as a pooling of interests for financial reporting purposes in accordance with APB Opinion No. 16.

       Upon the effective date of the merger, February 24, 1998, the Company changed its corporate name from Desktop Data, Inc. to NewsEDGE Corporation, increased the authorized shares of common stock reserved for issuance from 15,000,000 to 35,000,000 shares, amended the 1995 Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,625,000 to 4,125,000 shares, amended the 1995 Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 175,000 to 500,000 shares and assumed outstanding options and warrants to purchase approximately 3,000,000 shares of common stock from grants made under Individual's corporate stock plans.

       Upon completion of the merger on February 24, 1998, the Company estimated the transaction costs of the merger to be approximately $3 million to $4 million. These costs include fees for banking, legal, accounting and printing services. Additionally, the Company estimated it would incur a charge of approximately $7 million to $8 million in the first fiscal quarter of 1998 related to integration of operations, asset write-downs, personnel reductions and other one-time merger related charges.

       The supplemental pro forma combined financial statements of the Company and Individual are included on the following pages. These statements assume the companies have been combined since inception. The pro forma adjustments include conforming the equity accounts and conforming the commission policies to recognize sales commission expense on a pro rata basis as the associated revenue is recognized. The conforming adjustment to align the commission policies increased both net income and prepaids by $24,000, $459,000 and $172,000 in 1997, 1996 and 1995, respectively.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)



       Unaudited pro forma operating results for the Company are as follows:

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                       PRO FORMA COMBINED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)



ASSETS
                                                          Years Ended December 31,
                                                            1997           1996

CURRENT ASSETS:
  Cash and cash equivalents                           $       45,854   $       32,853
  Short-term investments                                      12,773           26,568
  Accounts receivable                                         17,903           16,899
  Prepaid expenses and deposits                                5,718            3,453
                                                      --------------   --------------

         Total current assets                                 82,248           79,773

LONG-TERM INVESTMENTS                                              -            7,928

PROPERTY AND EQUIPMENT, NET                                    9,497            8,974

OTHER ASSETS                                                     589            1,094
                                                      --------------   --------------

         Total assets                                 $       92,334   $       97,769
                                                      ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $        5,639   $        5,772
  Accrued expenses                                            13,319            9,139
  Deferred revenue, current                                   32,374           28,326
  Current portion of long-term obligations                     1,298            1,108
                                                      --------------   --------------
         Total current liabilities                            52,630           44,345

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                    1,132            1,578

DEFERRED REVENUE, NONCURRENT                                      39              190

STOCKHOLDERS' EQUITY:
  Common stock                                                   169              165
  Additional paid-in capital                                 124,853          121,732
  Cumulative translation adjustment                               24               70
  Unrealized gain on marketable securities                        88              125
  Accumulated deficit                                        (86,601)         (70,436)
                                                      --------------   --------------
         Total stockholders' equity                           38,533           51,656
                                                      --------------   --------------

         Total liabilities and stockholders' equity   $       92,334   $       97,769
                                                      ==============   ==============

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)



                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                               Years Ended December 31,
                                                          1997           1996           1995
TOTAL REVENUES                                        $     77,471   $     61,838   $    42,122

COSTS AND EXPENSES:
   Cost of revenues                                         30,245         23,186        15,187
   Customer support expenses                                 5,275          2,983         2,315
   Development expenses                                     12,477          9,268         5,610
   Sales and marketing expenses                             36,402         26,769        19,207
   General and administrative expenses                       5,535          7,124         4,338
   Mergers, dispositions and other charges                   5,084         39,422             -
                                                      ------------   ------------   -----------

         Total costs and expenses                           95,018        108,752        46,557
                                                      ------------   ------------   -----------

         Loss from operations                              (17,547)       (46,914)       (4,535)

INTEREST INCOME AND OTHER, NET                               2,983          1,672          (653)
                                                      ------------   ------------   -----------

         Loss before provision for income taxes            (14,564)       (45,242)       (3,882)

PROVISION FOR INCOME TAXES                                   1,297            614           183
                                                      ------------   ------------   -----------

         Net loss                                     $    (15,861)  $    (45,856)  $    (4,065)
                                                      ============   ============   ===========

BASIC AND DILUTED NET LOSS PER SHARE                  $     (0.95)   $      (2.95)  $     (0.32)
                                                      ===========    ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                    16,729         15,543        12,670
                                                      ============   ============   ===========


                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               DECEMBER 31, 1997

                                  (Continued)


In accordance with APB No. 16, the following financial data are presented for each of the combining companies:

                 SELECTED FINANCIAL DATA OF COMBINING COMPANIES

                                               Years Ended December 31,
                                           1997           1996          1995

NEWSEDGE CORPORATION:
   Revenues                           $     42,182   $     33,779   $    23,186
   Net income                                2,693          4,585         3,268
   Basic net income per share                 0.31           0.53           .66
   Diluted net income per share               0.31           0.52           .43

INDIVIDUAL, INC.:
   Revenues                           $     35,289   $     28,059   $    18,936
   Net loss                                (18,578)       (50,900)       (6,374)
   Basic and diluted net loss per share      (1.15)         (3.65)         (.60)

     Item 9. Changes in and Disagreements with Accountants on Accounting and
     -----------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Directors
---------

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Executive Officers
------------------

     The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.


Item 11.  Executive Compensation and Other Information
------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997.

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
------------------------------------------------------------------------

(a)  List of documents filed as part of this report
     (1) Financial Statements
         --------------------
         Financial Statements (Listed Under Part II, Item 8 and included herein by reference).

     (2) Financial Statement Schedules
         -----------------------------

     (3) Exhibits
         --------

   Exhibit
   -------
   Number                           Description of Document
   ------                           -----------------------

     2.1 Agreement and Plan of Merger and Reorganization by and among the Company, and Individual, Inc. dated as of November 2, 1997 (attached as Annex A to the Prospectus/Joint Proxy Statement contained in the Company's Registration Statement on Form S-4, No. 333-44887)

     *3.1       Amended and Restated Certificate of Incorporation of the
                Company

      3.2       Amended and Restated By-laws of the Company (filed as Exhibit
                3.4 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     *4.1       Specimen certificate representing the Common Stock

     10.1 1995 Stock Plan, as amended (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, No. 333-44887 and incorporated herein by reference)

     10.2 1995 Non-Employee Director Stock Option Plan, as amended (filed as Annex A to the Company's Proxy Statement filed on April 29, 1996 and incorporated herein by reference)

     10.3 1989 Stock Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     10.4       1995 Employee Stock Purchase Plan, as amended (filed as
                Exhibit 10.4 to the Company's Registration Statement on Form S-4, No. 333-44887 and incorporated herein by reference)

     10.5       Amended and Restated 1989 Stock Option Plan (filed as
                Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-46863)

     10.6 1995 Incentive Stock Option Plan (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-46863)

     10.7       1996 Non-Employee Director Stock Option Plan (filed as
                Exhibit 99.3 to the Company's Registration Statement on Form S-8, No. 333-46863)

     10.8 1996 Stock Option Plan (filed as Exhibit 99.4 to the Company's Registration Statement on Form S-8, No. 333-46863)

     10.9 1996 Amended and Restated Stock Plan (filed as Exhibit 99.5 to the Company's Registration Statement on Form S-8, No. 333-46863)

     10.10 Amended and Restated Registration Agreement dated as of October 20, 1992 by

   Exhibit
   -------
   Number                           Description of Document
   ------                           -----------------------
                and among the Company and certain
                stockholders named herein (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     10.11 Lease for 80 Blanchard Road (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

     10.12 Data Transmission Agreement between the Company and Mainstream Data, Inc. dated as of November 24, 1993, as amended (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     10.13 Software Development and Marketing Agreement between the Company and Reuters America Inc. dated as of November 1, 1993, as amended (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     10.14 Letter Agreement between the Company and Teknekron Software Systems, Inc. dated as of June 13, 1994 (filed as Exhibit
                10.11 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     10.15 Database License, Development and Delivery Agreement between the Company and NBC Desktop, Inc. dated as of October 17, 1994 (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

     +*10.16 Employment Agreement dated as of February 24, 1998 between Michael E. Kolowich and the Company.

     10.17 Form of Common Stock Purchase Warrant (filed as Exhibit 10.4 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.18 Second Amended and Restated Investors' Rights Agreement dated as of October 3, 1995 (filed as Exhibit 10.13 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.19 Licensing Agreement with Cornell Research Foundation, Inc. dated as of March 22, 1989 (filed as Exhibit 10.14 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.20      Letter Agreement dated as of July 2, 1992 between
                Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.15 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.21 Letter Agreement dated as of September 22, 1994 between Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.16 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.22 Consent and Loan Modification Agreement dated as of November 29, 1995 between Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.17 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.23 Second Loan Modification Agreement dated as of December 29, 1995 between

   Exhibit
   -------
   Number                           Description of Document
   ------                           -----------------------
                    Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.18 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.24          Lease dated as of August 25, 1994 between Individual, Inc.
                    and Trustees of New England Executive Park Trust, 40 Spaulding Investment Company, Inc. (filed as Exhibit 10.19 to the Individual Inc. Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference).

     10.25 Third Loan Modification Agreement dated as of December 31, 1996 between Individual, Inc. and Fleet National Bank (filed as Exhibit 10.24 to Individual, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

     *21.1          Subsidiaries of the Company.

     *23.1          Consent of Arthur Andersen LLP

     *24.0          Power of Attorney (included on page 50)

     *27.1          Financial Data Schedule for fiscal year ended 1997

     *27.2          Restated Financial Data Schedule for fiscal year ended 1996


------------------------
*     Filed herewith.
+ Indicates a management contract or a compensatory plan, contract or arrangement


(b) Reports on Form 8-K.

       On November 14, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 that the Company had entered into an Agreement and Plan of Reorganization by and between the Company and Individual, Inc. dated as of November 2, 1997 (the "Merger Agreement", pursuant to which Individual, Inc. was to be merged with and into the Company (the "Merger"). The Merger was consummated on February 24, 1998. No financial statements were required to be filed as part of this report.


(c) The exhibits required by this Item are listed under Item 14(a).

(d) The financial statement schedules required by this Item are listed under
Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEWSEDGE CORPORATION
                                             (Registrant)

Date:  March 27, 1998                   /s/ Donald L. McLagan
                                       ---------------------------
                                       Donald L. McLagan
                                       Chairman, President and Chief
                                       Executive Officer

We, the undersigned officers and directors of NewsEDGE Corporation, hereby severally constitute and appoint Donald L. McLagan and Edward R. Siegfried, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on our behalf in such capacities to enable NewsEDGE Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title(s)                  Date
         ---------                         --------                  ----

/s/ Donald L. McLagan               Chairman, President, Chief   March 27, 1998
-------------------------------      Executive Officer and
      Donald L. McLagan              Director (Principal
                                     Executive Officer)

/s/ Michael E. Kolowich             Vice-Chairman and Director   March 27, 1998
-------------------------------
      Michael E. Kolowich


/s/ Edward R. Siegfried             Vice President--Finance      March 27, 1998
-------------------------------      and Operations Treasurer
      Edward R. Siegfried            and Assistant Secretary
                                     (Principal Financial
                                     and Accounting Officer)


/s/ June Rokoff                     Director                     March 27, 1998
-------------------------------
      June Rokoff

/s/ Ellen Carnahan                  Director                     March 27, 1998
-------------------------------
      Ellen Carnahan

/s/ Rory J. Cowan                   Director                     March 27, 1998
-------------------------------
      Rory J. Cowan

/s/ William Devereaux               Director                     March 27, 1998
-------------------------------
      William Devereaux

/s/ James Daniell                   Director                     March 27, 1998
-------------------------------
      James Daniell