Form 10-Q
period 1998-03-31
NEWSEDGE CORP
filed 1998-05-14
CIK 858912

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   March 31, 1998
                                  --------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________


Commission file number  0-26540
                        -------

                             NEWSEDGE CORPORATION
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

                                 (781) 229-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.
                                       Yes   [X]     No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of each class                     Outstanding at April 30, 1998
     -------------------                     -----------------------------

     Common Stock, par value $.01            17,239,428

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                   PAGE NUMBER
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets March 31, 1998
              and December 31, 1997 (unaudited).....................................   3

         Condensed Consolidated Statements of Income
              for the three months ended March 31, 1998 and 1997 (unaudited)........   4

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998 and 1997 (unaudited)........   5

         Notes to the Condensed Consolidated Financial Statements...................   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............................   9

PART II - OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Security Holders ......................   18

Item 6(a) - Exhibits................................................................   19

Item 6(b) - Reports on Form 8-K.....................................................   19

Signature...........................................................................   20

Exhibit Index.......................................................................   21

Exhibits............................................................................   22


ITEM 1



                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                     MARCH 31,        DECEMBER 31,
                                                                       1998               1997
                                                                     ---------        -----------
ASSETS

Current assets:
    Cash and cash equivalents                                        $  27,723       $  45,854
    Short-term investments                                              20,013           9,013
    Accounts receivable                                                 15,277          17,903
    Prepaid expenses and deposits                                        3,934           5,718
                                                                     ---------       ---------
                 Total current assets                                   66,947          78,488
                                                                     ---------       ---------

Long-term investments                                                    3,082           3,760
                                                                     ---------       ---------

Property and equipment, net                                              9,084           9,497
                                                                     ---------       ---------

Other assets                                                               245             589
                                                                     ---------       ---------

                 Total assets                                        $  79,358        $ 92,334
                                                                     =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   3,105        $  5,639
    Accrued expenses                                                    18,501          13,319
    Deferred revenue, current                                           33,532          32,374
    Current portion of long-term obligations                             1,283           1,298
                                                                     ---------       ---------
                 Total current liabilities                              56,421          52,630
                                                                     ---------       ---------
Long-term obligations, less current portion                                804           1,132
                                                                     ---------       ---------
Deferred revenue, noncurrent                                                36              39
                                                                     ---------       ---------
Stockholders' equity:
    Common stock                                                           171             169
    Additional paid-in capital                                         122,222         124,853
    Cumulative translation adjustment                                       66              24
    Accumulated deficit                                               (100,362)        (86,513)
                                                                     ---------       ---------
                 Total stockholders' equity                             22,097          38,533
                                                                     ---------       ---------
                 Total liabilities & stockholders' equity              $79,358         $92,334
                                                                     =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                     ----------------------------------------------
                                                             1998                      1997
                                                     ------------------          ------------------
Total revenues                                        $          19,749           $          18,518

Costs and expenses:
Cost of revenues                                                  8,018                       7,275
Customer support expenses                                         1,667                       1,207
Development expenses                                              3,406                       2,573
Sales and marketing expenses                                      8,480                       8,531
General and administrative expenses                               1,529                       1,656
Merger, disposition and other charges                            11,093                       1,632
                                                     ------------------          ------------------
    Total costs and expenses                                     34,193                      22,874
                                                     ------------------          ------------------

Loss from operations                                            (14,444)                     (4,356)

    Interest income and other, net                                  628                         791
                                                     ------------------          ------------------

Net loss before provision for income taxes                      (13,816)                     (3,565)

    Provision for income taxes                                       33                         580
                                                     ------------------          ------------------

Net loss                                             $          (13,849)         $            (4,145)
                                                     ==================          ===================

Basic and diluted net loss per common share          $            (0.82)         $             (0.25)
                                                     ==================          ===================

Weighted average number of common
   shares outstanding                                            16,985                       16,561
                                                     ==================          ===================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ----------------------------------
                                                              1998                      1997
                                                            ----------------------------------

Cash flows from operating activities:
    Net loss                                                $    (13,849)       $      (4,145)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amoritzation                        1,306                1,051
              Gain (loss) on disposal of property,
                equipment and other assets                          (142)                 148
         Changes in assets and liabilities:
              Accounts receivable                                  1,757                1,763
              Prepaid expenses and deposits                        1,741                 (230)
              Accounts payable and accrued expenses                3,527                2,218
              Deferred revenue                                     1,672                  568
         Net cash provided by (used in) operating           ------------        -------------
                activities                                        (3,988)               1,373
                                                            ------------        -------------

Cash flows from investing activities:
    Increase in investments, net                                 (10,323)              (7,386)
    Purchases of property and equipment, net                        (899)              (1,821)
    Contingent purchase price payment                             (3,918)                   -
    Increase in other assets                                           1                  502
                                                            ------------        -------------
         New cash used in ivesting activites                     (15,139)              (8,705)

Cash flows from financing activities:
    Proceeds from issuance of common stock                         1,290                  381
    Increase (decrease) in other long-term obligations              (324)                 867
    Payments on capital lease obligations                            (12)                 (40)
                                                            ------------        -------------
                                                                     954                1,208
                                                            ------------        -------------

Effect of exchange rate on cash                                       42                  (18)

Decrease in cash and cash equivalents                            (18,131)              (6,142)
Cash and cash equavalents, beginning of period                    45,854               32,853
                                                            ------------        -------------

Cash and cash equivalents, end of period                    $     27,723        $      26,711
                                                            ============        =============

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                              $         25        $          34
                                                            ============        =============
    Cash paid for interest                                  $         73        $          36
                                                            ============        =============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  OPERATIONS

     NewsEDGE Corporation (the "Company") is a leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for busy people at work. Formed by the merger of Desktop Data, Inc. ("Desktop Data") and Individual, Inc. ("Individual"), NewsEDGE Corporation is the world's largest independent news integrator.

     On February 24, 1998, the Company completed its merger with Individual. In connection with the merger, the Company (i) changed its corporate name from Desktop Data to NewsEDGE Corporation, (ii) increased the authorized shares of common stock, par value $.01 per share (the "Common Stock") reserved for issuance from 15,000,000 to 35,000,000 shares, (iii) amended the 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,625,000 to 4,125,000 shares, (iv) amended the 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 175,000 to 500,000 shares and (v) assumed outstanding options and warrants to purchase approximately 3,000,000 shares of Common Stock from grants made under Individual's corporate stock plans. In addition, on January 6, 1998, the Company also acquired the assets, customers, and personnel of Investment Software Solutions ("ISS"), a former business unit of ADP Financial Services, Inc., in a cash transaction. The management and staff of ISS joined the Company to form the nucleus of the Company's new professional services initiative.

     Approximately 8,230,000 shares of NewsEDGE Common Stock were issued in exchange for all of the outstanding common stock of Individual. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

     For the three months ended March 31, 1998, the Company recorded merger, disposition, and other charges totaling $11.1 million, related primarily to costs related to the merger with Individual, the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combining companies. For the three months ended March 31, 1997, these costs, totaling $1.6 million, related primarily to product development expenses and goodwill amortization associated with companies previously acquired by Individual.


2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NewsEDGE Canada Corp., NewsEDGE, K.K. and NewsEDGE Securities Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

Cash Equivalents and Investments

     Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short-term investments and securities with maturities of greater than twelve months are classified as long term investments.

Conforming Adjustments and Reclassifications

     The Company's condensed consolidated financial statements include adjustments to conform the accounting policies of Individual to be consistent with those of the Company. Prior to combining the financial results of Individual and Desktop Data to form the results for the Company, certain amounts were reclassified in order to consistently present certain costs in these condensed consolidated financial statements.


3.   CONTINGENT PURCHASE PRICE PAYMENT

     In connection with the acquisition of FreeLoader, Inc. ("FreeLoader") in June 1996 by Individual, Individual guaranteed the value of certain shares issued to the two founders of FreeLoader, which was to be measured during the period February 1998 through April 1998. If the fair value of the stock was less than the guaranteed value, then the Company was obligated to pay the difference in cash. In February 1998, the two founders of FreeLoader exercised their rights under the value guarantee and received a payment from the Company of approximately $3.9 million. The contingent purchase price payment was recorded as a reduction to stockholders' equity.


4.   OTHER CONTINGENCIES

     In November 1996, a class action stockholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement relating to its initial public offering, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The ultimate claims payable under these actions, if any, are neither probable nor estimable.


5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

6.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:

                                                   Three months ended March 31,
                                                       1998            1997
                                                  -------------   -------------
Comprehensive income:
 Net loss                                         $     (13,849)  $      (4,145)
 Other comprehensive income (loss)
  Foreign currency adjustment                                42             (18)
                                                  -------------   -------------

     Comprehensive loss                           $     (13,807)  $      (4,163)
                                                  =============   =============

7.   EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings per Share, basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 1998 and 1997.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     NewsEDGE Corporation (the "Company") is a leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for busy people at work. Formed by the merger (the "Merger") of Desktop Data, Inc. ("Desktop Data") and Individual, Inc. ("Individual"), the Company is the world's largest independent news integrator. Clients at over 1,000 organizations are provided with a powerful combination of authoritative content, a comprehensive line of technologies, customization options, editorial value-added capabilities, and superior client support and consulting services. The Company helps business people find the most important, relevant stories from an overwhelming volume of daily news, enabling them to act on the most current information possible.

     The Company's revenues are derived primarily from two classes of services: enterprise services and single-user services. Approximately 80% of total revenues during the quarter ended March 31, 1998 are derived from enterprise service revenue. Enterprise service revenues consist primarily of subscription fees generated from services provided to corporations, financial institutions and other businesses as well as royalties received from news providers in connection with sales of their newswires for use with the Company's NewsEdge Live or NewsEdge Insight products. Approximately 8% of total revenues during the quarter ended March 31, 1998, was derived from the Company's primary single-user service, NewsEdge NewsPage. NewsPage revenues consists of advertising fees from companies placing advertisements through this service and from subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. The remainder of total revenues was derived from services provided by business lines that have been terminated or are being de-emphasized, hardware sales and non-recurring custom development projects related to the Company's software.

     Enterprise subscriptions are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Revenues from subscription fees are recognized ratably over the subscription term, beginning on installation of a NewsEdge service. Accordingly, a substantial portion of the Company's revenues are recorded as deferred revenues until they are recognized over the license term. The Company does not capitalize customer acquisition costs.

     Certain newswires offered by the Company through NewsEdge services are purchased by the customer directly from the news provider and payments are made directly from the customer to the provider. For some of these newswires, the Company receives ongoing royalties on payments made by the customer to the news provider, and those royalties constitute part of the Company's enterprise service revenues. For other newswires that are resold by NewsEDGE Corporation to the customer, the Company includes a fee for the newswire in the subscription fee paid by the customer and pays a royalty to the news provider. Such royalties are included in the Company's cost of revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     Total revenues increased 6.6%, from $18.5 million for the three months ended March 31, 1997 to $19.7 million for the three months ended March 31, 1998. During the first quarter of 1998, enterprise service revenue increased 19% to $15.8 million from $13.3 million for the same period in 1997. The increase in enterprise service revenue was due primarily to increased subscription revenues from new customers and the retention and growth of revenues from existing customers. Single-user revenues increased 17% to $1.5 million from $1.3 million for the same period in 1997. The increase in single-user revenue resulted primarily from higher advertising revenue generated from the NewsPage product. Other revenues decreased 22% to $2.5 million as compared to $4 million for the same period in 1997. The decrease in other revenues was due primarily to the reduced sales effort directed at business lines that have been terminated or are being de-emphasized by the Company.

     Cost of revenues. Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues, increased to 40.6% for the three months ended March 31, 1998 from 39.3% for the three months ended March 31, 1997, due primarily to increased royalties paid to third-party information providers.

     Customer support expenses. Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support increased 38.1% to $1.7 million for the three months ended March 31, 1998, as compared to $1.2 million for the same period in 1997. These increases resulted primarily from higher staffing levels needed to provide additional support to the Company's growing customer base. As a percentage of total revenues, customer support increased to 8.4% for the three month period ended March 31, 1998 as compared to 6.5% for the same period in 1997.

     Development expenses. Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses increased 32.4% to $3.4 million for the three months ended March 31, 1998, as compared to $2.6 million for the three months ended March 31, 1997. Development expenses increased due to higher staffing levels needed to provide enhancements to existing features and to develop new features for NewsEdge services. Development expenses, as a percentage of total revenues, increased to 17.2% for the three month period ended March 31, 1998, as compared to 13.9% for the comparable period in 1997.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing remained constant at $8.5 million for each of the three month periods ended March 31, 1998 and March 31, 1997. Increases in sales and marketing expenses resulting from additions to the enterprise direct sales force were offset by decreases in customer acquisition costs. Sales and marketing expenses, as a percentage of total revenues, decreased to 42.9% for the three month period ended March 31, 1998, from 46.1% for the same period in 1997.

     General and administrative expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses decreased 7.7% to $1.5 million for the three months ended March 31, 1998 as compared to $1.7 million for the three months ended March 31, 1997. The decrease in general and administrative expenses was due primarily to a reduction in professional fees associated with special business development efforts. General and administrative expenses, as a percentage of total revenues, decreased to 7.7% for the three month period ended March 31, 1998, from 8.9% for the comparable period in 1997.

     Merger, disposition and other charges. Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's recent business combinations. For the three months ended March 31, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the three months ended March 31, 1997, these costs, totaling $1.6 million, related primarily to product development expenses and goodwill amortization associated with companies previously acquired by Individual.

     Interest income (expense), net decreased to $628,000 for the three month period ended March 31, 1998, from $791,000 for the comparable period in 1997, due to the interest earned on lower cash balances.

     The provision for income taxes of $33,000 and $580,000 for the three month periods ended March 31, 1998 and 1997, respectively, are based on the expected effective tax rate for the entire fiscal year. The $580,000 provision for income taxes for the three month period ended March 31, 1997 related to the tax liability generated from the profitable operations of Desktop Data. The Company has not recorded a deferred tax benefit in either period for the potential future benefit of its tax loss carryforwards, as the Company has concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and investments totaled $50.8 million at March 31, 1998, as compared to $58.6 million at December 31, 1997, a decrease of $7.8 million. Net cash of approximately $4 million was used in operations for the three months ending March 31, 1998 primarily resulting from the Company's net loss for the period. Net cash used for investing activities for the three months ended March 31, 1998 was approximately $15.1 million, resulting from a $3.9 million contingent purchase price payment made to FreeLoader founders, purchases of $10.3 million in short-term investments and purchases of $900,000 in property and equipment. Net cash provided by financing activities for the three months ended March 31, 1998 was $953,000 due primarily to employee stock option exercises and stock purchases made pursuant to the Company's stock plans.

     The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

     The Company believes that its current cash and cash equivalents and investment balances and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion below highlights some of the risks which may affect future operating results.

Uncertainties Relating to Integration of Operations

     The Company merged with Individual on February 24, 1998 with the expectation that the Merger would result in long term anticipated benefits. These anticipated benefits will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The combination of the companies requires, among other things, integration of the companies' respective service offerings and coordination of the companies' sales, marketing and research and development efforts. Historically, the sales models used by the Company and Individual have differed significantly. While the Company sold principally to the enterprise market utilizing a direct sales force, Individual addressed the three tiers of the market with a distribution strategy that utilized a direct sales force at the enterprise level, telesales to workgroups, and an Internet distribution model that incorporated World Wide Web ("Web") banner advertising, marketing relationships with a number of high traffic Web sites and agreements with Internet Service Providers to capture the individual knowledge worker. There can be no assurance that the Company will be able to take full advantage of the combined sales force's efforts. The Company and Individual also used a number of distribution channels in certain overseas markets in which products are sold and there can be no assurance that channel conflicts will not develop as the Company attempts to integrate these channels.

     The success of the integration process will be significantly influenced by the ability of the Company to attract and retain key management, sales, marketing and research and development personnel. There is no assurance that the foregoing will be accomplished smoothly or successfully. The current integration of operations requires the dedication of management resources, which may distract attention from the day-to-day operations of the Company. The inability of management to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results and financial condition of the Company. In addition, there can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger.

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

Future Operating Results Uncertain

     The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers as well as increase penetration into existing customers, to integrate the Company's product offerings under a single brand and to generate increased revenue from the Company's internet products. In addition, as of December 31, 1997, Individual had an accumulated deficit on a stand-alone basis of approximately $88.5 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. The failure of the Individual portion of the Company's business to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of the Company's and Individual's pre-merger or the Company's post-merger results of operations are not and will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although each of the Company and Individual experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.


Dependence on Continued Growth in Use of the Internet


     The Company distributes certain products and services across multiple delivery platforms, including facsimile, electronic mail, and private networks based on Lotus Notes and other groupware products, sales of certain of the Company's products and services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Reliance on Advertising Revenues and Uncertainty of Web as Advertising Medium

     The Internet is an unproven medium for paid advertising sponsorship of Web-based services such as the Company's NewsEdge NewsPage service. Subscriptions to the Web-based service are partially subsidized by revenues from the sale of advertisements on the Web pages of such services. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues to subsidize subscriptions to its Web-based services will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there is intense competition in the sale of advertising on the Internet, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel

     Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, its business, operating results and financial condition could be materially adversely affected. Success of the integration process following the Merger and future financial success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of a significant number of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of additional personnel, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

Competition

     The business information services industry is intensely competitive and is characterized by rapid technological change and the entry into the field of extremely large and well-capitalized companies as well as smaller competitors. The Company competes or may compete directly or indirectly with the following categories of companies: (i) large, well-established news and information providers such as Dow Jones, Bridge, Lexis/Nexis, Pearson, Reuters and Thomson;
(ii) market data services companies such as ADP and Bloomberg; (iii) traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet; (iv) large providers of LAN-based and Internet-based software systems such as IBM/Lotus, Netscape and Microsoft, which could, in the future, ally with competing news and information providers; and (v) single-user, advertising-subsidized Web-based services and Internet access providers. Many of these companies and market participants not named above have substantially greater financial, technical and marketing resources than the Company. Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Litigation Risks

     A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement relating to its initial public offering, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

Dependence on News Providers

     A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones, The Financial Times, Reuters and Thompson. The Company's agreements with news providers are generally for terms of one to three years, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if the Company fails to fulfill its obligations under the agreement. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and could have a material adverse effect on the Company's business, results of operations and financial condition.

     Also, an increase in the fees required to be paid by the Company to its information providers would have an adverse effect on the Company's gross margins and results of operations. Because the Company licenses the informational content included in its services from third parties, the Company's exposure to copyright infringement actions may increase. Although the Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification for any breach thereof, there can be no assurance that such representations will be accurate or that indemnification will adequately compensate the Company for any breach.

Dependence on News Transmission Sources

     The Company's news and information for certain of the NewsEDGE products is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business.
Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and WavePhore, a common carrier communications vendor. WavePhore presently markets services that compete directly with those of the Company. WavePhore is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WavePhore expires on December 31, 1998. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business would be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition.

Risk of System Failure or Inadequacy

     The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Although the Company has limited back-up capability, this measure does not eliminate the significant risk to the Company's operations from a natural disaster or system failure at its principal site. In addition, any failure or delay in the timely transmission or receipt of news feeds and computer downloads from its information providers, due to system failure of the information providers, the public network or otherwise, could disrupt the Company's operations.

Risks Relating to Year 2000 Issues

     Because the Company's software and services are not date sensitive or date dependent, the Company believes that its software and services are substantially year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. Many enterprises, including the Company's present and potential customers, will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem, which may result in spending being diverted from network applications, such as the Company's products, over the next two years. Additionally, the Company utilizes third-party computer and telecommunications equipment to produce and distribute its products as well as to operate other aspects of its business, and there can be no assurances that such equipment is year 2000 compliant. Although the Company intends to take measures to address the impact, if any, of year 2000 issues, failure of any critical equipment to operate properly in the year 2000 may have a material adverse effect upon the Company's business, results of operations and financial condition or require the Company to incur unanticipated material expenses to remedy any problem.

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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

A Special Meeting of Stockholders was held on February 24, 1998. Holders of an aggregate of 8,690,866 shares at the close of business on January 9, 1998 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

PROPOSAL I. To approve and adopt the Agreement and Plan of Merger and Reorganization dated November 2, 1997 (the "Agreement"), relating to the proposed Merger of Individual, with and into the Company and the issuance of shares of Company common stock, par value $.01 per share ("Company Common Stock") to the stockholders of Individual pursuant to the Agreement.

  Total Vote for        Total Vote Against        Abstentions from       Broker Non-votes
   Proposal I               Proposal I               Proposal I
    5,377,106                81,868                   11,925                 310,090



PROPOSAL II. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation of (the "Charter") to change the corporate name of Desktop Data, Inc. to "NewsEDGE Corporation," subject to and upon consummation of the Merger.

  Total Vote for        Total Vote Against        Abstentions from       Broker Non-votes
   Proposal II             Proposal II               Proposal II
    5,704,127                61,711                   15,151                   N/A


PROPOSAL III. To approve an amendment to the Company's Charter to increase the number of authorized shares of Company Common Stock from 15,000,000 shares to 35,000,000 shares, subject to and upon consummation of the Merger.


  Total Vote for        Total Vote Against        Abstentions from       Broker Non-votes
   Proposal III            Proposal III             Proposal III
    5,535,506               233,758                    11,725                  N/A


PROPOSAL IV. To approve an amendment to the Company's 1995 Stock Plan to increase the number of shares of Company Common Stock to be reserved for issuance thereunder from 1,625,000 to 4,125,000 shares, subject to and upon consummation of the Merger.

  Total Vote for      Total Vote Against        Abstentions from       Broker Non-votes
   Proposal IV            Proposal IV             Proposal IV
    4,740,177              717,297                 13,425                  310,090


PROPOSAL V. To approve amendments to the Company's 1995 Employee Stock Purchase Plan, including the increase in the number of shares of Company Common Stock reserved for issuance thereunder from 175,000 to 500,000 shares, subject to and upon consummation of the Merger.


  Total Vote for      Total Vote Against        Abstentions from       Broker Non-votes
   Proposal IV            Proposal IV             Proposal IV
    5,040,778             416,481                  13,640                 310,090

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K.
------------------------------------------------

6(a)     Exhibits.

         27.1 - Financial Data Schedule for the three months ended
         March 31, 1998

         27.2 - Restated Financial Data Schedule for the three months ended March 31, 1997

6(b)     REPORTS ON FORM 8-K

         A Form 8-K was filed by the Company on March 6, 1998, which reported that the Merger provided for in the Agreement and Plan of Merger and Reorganization dated November 2, 1997 between the Company and Individual was effected on February 24, 1998.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NEWSEDGE CORPORATION
                                           (Registrant)



Date:  May 14, 1998                        /s/   Edward R. Siegfried
                                           ----------------------------------
                                           Edward R. Siegfried
                                           Vice President - Finance and CFO,
                                           Treasurer and Assistant Secretary

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX




Exhibit No.                                 Description                          Page
-----------                                 -----------                          ----

  27.1        --          Financial Data Schedule for March 31, 1998               22

  27.2        --          Restated Financial Data Schedule for March 31, 1997      24
