Form 10-Q
period 1998-06-30
NEWSEDGE CORP
filed 1998-08-14
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended:   June 30, 1998
                                      -------------

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

                                (781) 229-3000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days.  Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at July 31, 1998
-------------------                     ----------------------------

Common Stock, par value $.01            17,382,065

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                     PAGE NUMBER

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
             June 30, 1998 and December 31, 1997 (unaudited)......       3

         Condensed Consolidated Statements of Operations
             for the three and six months ended June 30,
               1998 and 1997 (unaudited)..........................       4

         Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1998 and
               1997 (unaudited)...................................       5

         Notes to the Condensed Consolidated Financial Statements.       6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........        9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................       18

Item 4.   Submission of Matters to a Vote of Security Holders....       18

Item 5.   Other Information......................................       19

Item 6(a) Exhibits...............................................       19

Item 6(b) Reports on Form 8-K....................................       19

Signature........................................................       20

Exhibit Index....................................................       21

Exhibits.........................................................       22

PART I  FINANCIAL INFORMATION

ITEM 1
                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                        JUNE 30,    DECEMBER 31,
                                          1998         1997
                                       ---------    -----------
ASSETS

Current assets:
    Cash and cash equivalents          $  13,729       $ 45,854
    Short-term investments                35,379          9,013
    Accounts receivable                   14,231         17,903
    Prepaid expenses and deposits          4,233          5,718
                                       ---------       --------
         Total current assets             67,572         78,488
Long-term investments                          -          3,760
Property and equipment, net                8,933          9,497
Other assets                                 178            589
                                       ---------       --------

         Total assets                  $  76,683       $ 92,334
                                       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                   $   3,921       $  5,639
    Accrued expenses                      18,372         13,319
    Deferred revenue, current             30,424         32,374
    Current portion of long-term
         obligations                       1,087          1,298
                                       ---------       --------
         Total current liabilities        53,804         52,630

Long-term obligations,
    less current portion                     702          1,132
Deferred revenue, noncurrent                  50             39

Stockholders' equity:
    Common stock                             174            169
    Additional paid-in capital           123,895        124,853
    Cumulative translation adjustment         33             24
    Accumulated deficit                 (101,975)       (86,513)
                                       ---------       --------

          Total stockholders' equity      22,127         38,533
                                       ---------       --------


          Total liabilities &
           stockholders' equity        $  76,683       $ 92,334
                                       =========       ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                           ------------------      -------------------
                                                            1998        1997         1998       1997
                                                           -------    -------      --------   --------

Total revenues                                             $19,208    $19,522      $ 38,957   $ 38,040

Costs and expenses:
   Cost of revenues                                          7,998      7,751        16,016     15,026
   Customer support expenses                                 1,407      1,256         3,074      2,463
   Development expenses                                      2,866      3,143         6,272      5,716
   Sales and marketing expenses                              7,947      9,236        16,427     17,767
   General and administrative expenses                       1,105      1,363         2,634      3,019
   Merger, disposition and other charges                         -      3,069        11,093      4,701
                                                           -------    -------      --------   --------
     Total costs and expenses                               21,323     25,818        55,516     48,692

   Loss from operations                                     (2,115)    (6,296)      (16,559)   (10,652)

Interest income and other, net                                 643        869         1,271      1,660
                                                           -------    -------      --------   --------

   Net loss before provision for income taxes               (1,472)    (5,427)      (15,288)    (8,992)

Provision for income taxes                                      53        266            86        846
                                                           -------    -------      --------   --------

Net loss                                                   $(1,525)   $(5,693)     $(15,374)  $ (9,838)
                                                           =======    =======      ========   ========

Basic and diluted  net loss per common share               $ (0.09)   $ (0.34)     $  (0.90)  $  (0.59)
                                                           =======    =======      ========   ========
Weighted average number of common shares outstanding        17,250     16,633        17,109     16,597
                                                           =======    =======      ========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ------------------
                                                             1998       1997
                                                           --------   -------

Cash flows from operating activities:
   Net loss                                                $(15,374)  $(9,838)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                            2,065     2,194
     Gain (loss) on disposal of property,
      equipment and other assets                               (139)      463
     Charge for issuance of common stock for
      consulting services                                         -       513
     Changes in assets and liabilities:
       Accounts receivable                                    3,303     2,231
       Prepaid expenses and deposits                          1,443        (8)
       Accounts payable and accrued expenses                  3,714     5,391
       Deferred revenue                                      (1,422)     (654)
                                                           --------   -------
     Net cash (used in) provided by operating activities     (6,410)      292
                                                           --------   -------

Cash flows from investing activities:
   Increase in investments, net                             (22,463)     (614)
   Purchases of property and equipment, net                  (1,741)   (2,983)
   Contingent purchase price payment                         (3,918)        -
   Cash paid for acquisition                                      -      (280)
   Increase in other assets                                      68       444
                                                           --------   -------
     Net cash used in investing activities                  (28,054)   (3,433)
                                                           --------   -------


Cash flows from financing activities:
   Proceeds from issuance of common stock                     2,965       611
   (Decrease) increase in other long-term obligations          (430)      593
   Payments on capital lease obligations                       (205)      (72)
                                                           --------   -------
     Net cash provided by financing activities                2,330     1,132
                                                           --------   -------

Effect of exchange rate on cash                                   9        (6)

Decrease in cash and cash equivalents                       (32,125)   (2,015)
Cash and cash equivalents, beginning of period               45,854    32,852
                                                           --------   -------

Cash and cash equivalents, end of period                   $ 13,729   $30,837
                                                           ========   =======

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                             $     68   $   114
                                                           ========   =======
    Cash paid for interest                                 $    118   $   259
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

  In connection with the merger with Individual, approximately 8,230,000 shares of NewsEDGE Common Stock were issued in exchange for all of the outstanding common stock of Individual. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

  In addition, on January 6, 1998, the Company acquired the assets, customers, and personnel of Investment Software Solutions ("ISS"), a former business unit of ADP Financial Services, Inc., in a cash transaction. The management and staff of ISS joined the Company to form the nucleus of the Company's new professional services initiative.

  For the six months ended June 30, 1998, the Company recorded merger, disposition and other charges totaling $11.1 million, related primarily to costs associated with the merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the three- and six-month periods ended June 30, 1997, merger, disposition and other charges, totaling $3.1 million and $4.7 million, respectively, related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

Principles of Consolidation

  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents and Investments

  The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as held-to-maturity and are recorded at amortized cost at June 30, 1998 and December 31, 1997. Cash equivalents consist of highly-liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short-term investments and securities with maturities of greater than twelve months are classified as long-term investments.

Conforming Adjustments and Reclassifications

  The Company's condensed consolidated financial statements include adjustments to conform the accounting policies of Individual to be consistent with those of the Company. Prior to combining the financial results of Individual and Desktop Data to form the results for the Company, certain amounts were reclassified to consistently present certain costs in these condensed consolidated financial statements.

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

4.  OTHER CONTINGENCIES

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the First Circuit. The Company continues to believe that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

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

6.  COMPREHENSIVE INCOME

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows:


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
(in thousands)                              JUNE 30,             June 30,
                                      -----------------------------------------
                                       1998      1997         1998       1997
                                      -------   -------      --------   -------
Comprehensive income:
  Net loss                            $(1,525)  $(5,693)     $(15,374)  $(9,838)
  Other comprehensive income (loss):
    Write down of investments to
      amortized cost                      (88)        -           (88)        -
    Foreign currency adjustment           (33)       12             9        (6)
                                      -------   -------      --------   -------

         Comprehensive loss           $(1,646)  $(5,681)     $(15,453)  $(9,844)
                                      =======   =======      ========   =======

7.  EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three and six months of 1998 and 1997. Diluted earnings per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  NewsEDGE Corporation (the "Company") is a leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for busy people at work. Formed by the merger (the "Merger") of Desktop Data, Inc. ("Desktop Data") and Individual, Inc. ("Individual"), the Company is the world's largest independent news integrator. Clients at over 1,100 organizations are provided with a powerful combination of authoritative content, a comprehensive line of technologies, customization options, editorial value-added capabilities and superior client support and consulting services. The Company helps business people find the most important, relevant stories from an overwhelming volume of daily news, enabling them to act on the most current information possible.

  The Company's revenues are derived primarily from two classes of services: enterprise services and single-user services. Approximately 80% of total revenues during the three- and six-month periods ended June 30, 1998 was derived from enterprise service revenue. Enterprise service revenues consist primarily of subscription fees generated from services provided to corporations, financial institutions and other businesses as well as royalties received from news providers in connection with sales of their newswires for use with the Company's NewsEdge Live or NewsEdge Insight products. The remainder of enterprise revenues consists of hardware sales and non-recurring custom development projects related to the Company's software. Approximately 8% of total revenues during the three- and six-month periods ended June 30, 1998, was derived from the Company's primary single-user service, NewsEdge NewsPage. NewsPage revenues consist of advertising fees from companies placing advertisements through this service, subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. The remainder of total revenues for the three- and six-month periods ended June 30, 1998 was derived from services provided by business lines that have been terminated or are being de-emphasized.

  Enterprise subscriptions are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one-year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Revenues from subscription fees are recognized ratably over the subscription term, beginning on installation of a NewsEdge service. Accordingly, a substantial portion of the Company's revenues are recorded as deferred revenues until they are recognized over the license term. The Company does not capitalize customer acquisition costs.

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

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1997

REVENUES

Total revenues for the three months ended June 30, 1998 declined 2% to $19.2 million compared to $19.5 million for the same period in 1997 due primarily to anticipated declines in revenues from terminated or harvested product lines. Total revenues for the six months ended June 30, 1998 increased 2% to $39 million as compared to $38 million for the same period in 1997 due primarily to growth in revenues from the Company's enterprise and single worker product lines, which exceeded the declines in revenues from terminated or harvested product lines.

Enterprise revenue for the three months ended June 30, 1998 increased 9% to $16.1 million as compared to $14.8 million for the same period in 1997. Enterprise revenue for the six months ended June 30, 1998 increased 12% to $32.1 million as compared to $28.6 million for the same period in 1997. The increase in enterprise revenue was due primarily to increased subscription revenues from new customers and the retention and growth of revenues from existing customers.

Single worker revenue for the three months ended June 30, 1998 increased 23% to $1.8 million as compared to $1.4 million for the same period in 1997. Single worker revenue for the six months ended June 30, 1998 increased 20% to $3.3 million as compared to $2.7 million for the same period in 1997. The increase in single worker revenue resulted primarily from higher advertising revenue generated from the NewsPage product.

Terminated or harvested product line revenues decreased 60% to $1.3 million and 47% to $3.6 million for the three- and six-month periods ended June 30, 1998, respectively. The decrease in revenues from terminated or harvested product lines was due primarily to the spin out of the Clarinet business unit effective March 31, 1998 and an overall reduced sales effort directed at business lines that have been terminated or are being de-emphasized by the Company. The Company expects that revenue from terminated or harvested product lines will continue to decline.

COST OF REVENUES

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues for the three- and six-month periods ended June 30, 1998 increased to 41.6% and 41.1%, respectively, from 39.7% and 39.5%, respectively, for the same periods in 1997. The percentage increases in cost of revenues were due primarily to increased royalties paid to third-party information providers.

CUSTOMER SUPPORT EXPENSES

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three month period ended June 30, 1998 increased 12.0% to $1.4 million as compared to $1.3 million for the same period in 1997. Customer support expenses for the six months ended June 30, 1998 increased 24.8% to $3.1 million as compared to $2.5 million for the same period in 1997. These increases resulted primarily from higher staffing levels needed to provide additional support to the Company's growing customer base. As a percentage of total revenues, customer support expenses for the three- and six-month periods ended June 30, 1998 increased to 7.3% and 7.9%, respectively, from 6.4% and 6.5%, respectively, for the same period in 1997.

DEVELOPMENT EXPENSES

Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month period ended June 30, 1998 decreased 8.8% to $2.9 million as compared to $3.1 million for the same period in 1997. Development expenses for the six months ended June 30, 1998 increased 9.7% to $6.3 million as compared to $5.7 million for the same period in 1997. The decrease in development expenses in the current quarter resulted from reductions in headcount and related expenses associated with the spin out of the Clarinet business unit effective March 31, 1998 and the discontinuation of other development efforts previously maintained by Individual. Development expenses for the six months ended

June 30, 1998 increased due to higher staffing levels needed to provide enhancements to existing features and to develop new features for NewsEdge services. As a percentage of total revenues, development expenses for the three- and six-month periods ended June 30, 1998 were 14.9% and 16.1%, respectively, as compared to 16.1% and 15.0%, respectively, for the same period in 1997.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended June 30, 1998 decreased 14.0% to $7.9 million as compared to $9.2 million for the same period in 1997. Sales and marketing expenses for the six months ended June 30, 1998 decreased 7.5% to $16.4 million as compared to $17.8 million for the same period in 1997. The decrease resulted primarily from reductions in customer acquisition costs and nonrecurring product management and advertising sales costs charged during the three-month period ended June 30, 1997 to promote the NewsPage product. Additionally, sales and marketing costs for Clarinet were included as part of total sales and marketing costs for the thee months ended June 30, 1997, but not included in the current quarter as a result of the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, sales and marketing expenses for the three- and six-month periods ended June 30, 1998 decreased to 41.4% and 42.2%, respectively, as compared to 47.3% and 46.7%, respectively, for the same period in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended June 30, 1998 decreased 18.9% to $1.1 million as compared to $1.4 million for the same period in 1997. General and administrative expenses for the six months ended June 30, 1998 decreased 12.8% to $2.6 million as compared to $3.0 million for the same period in 1997. The decrease in general and administrative expenses was due primarily to a reduction in professional fees associated with special business development efforts. Additionally, general and administrative costs for Clarinet were included as part of total general and administrative costs for the thee months ended June 30, 1997, but not included in the current quarter as a result of the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, general and administrative expenses for the three- and six-month periods ended June 30, 1998 decreased to 5.8% and 6.8%, respectively, as compared to 7.0% and 7.9%, respectively, for the same period in 1997.

MERGER, DISPOSITION AND OTHER CHARGES

Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's recent business combinations. For the six months ended June 30, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the three- and six-month periods ended June 30, 1997, merger, disposition and other charges, totaling $3.1 million and $4.7 million, respectively, related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net during the three- and six-month periods ended June 30, 1998, decreased to $643,000 and $1.3 million, respectively, from $869,000 and $1.7 million, respectively, for the same periods in 1997, due to the interest earned on lower cash and investment balances.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three- and six-month periods ended June 30, 1998 decreased to $53,000 and $86,000, respectively, as compared to $266,000 and $846,000, respectively, for the same periods in 1997. The higher tax liability for the three- and six-month periods ended June 30, 1997, related to the tax liability generated from the profitable operations of Desktop Data when operating as a separate entity. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in either period for the potential future benefit of its tax loss carry-forwards, as the Company has concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and investments totaled $49.1 million at June 30, 1998, as compared to $58.6 million at December 31, 1997, a decrease of $9.5 million. Net cash of approximately $6.4 million was used in operations for the six months ending June 30, 1998 primarily resulting from the Company's net loss for the period. Net cash used in investing activities for the six months ended June 30, 1998 was approximately $28.1 million, resulting from a $3.9 million contingent purchase price payment made to FreeLoader founders, purchases of $22.5 million in short-term investments and purchases of $1.7 million in property and equipment. Net cash provided by financing activities for the six months ended June 30, 1998 was $2.3 million due primarily to employee stock option exercises and stock purchases made pursuant to the Company's stock plans.

  The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

  The Company believes that its current cash and cash equivalents, investment balances and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

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

Management of Growth and Hiring of Additional Personnel

  The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced, and is now experiencing, difficulty in recruiting and retaining qualified personnel. As of July 31, 1998, the Company was seeking personnel for more than 25 full-time positions. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition.

Effects of Merger on Customers

  There can be no assurance that the present and potential customers of the Company will continue their current buying patterns without regard to the Merger. Any significant delay or reduction in orders could have an adverse effect on the near-term business and results of operations of the Company. In addition, uncertainties regarding product overlap of the Company's services and resolution of that overlap may cause customers to delay purchasing decisions regarding these products.


Fluctuations in Quarterly Results

  The Company's quarterly operating results may fluctuate significantly in the future depending on factors such as demand for its services, changes in service mix, the size and timing of new and renewal subscriptions from corporate customers, advertising revenue levels, the effects of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis and the level of product and price competition. A substantial portion of the Company's cost of revenue, which consists principally of fees payable to information providers, telecommunications costs and personnel expenses, is relatively fixed in nature. The operating expense levels of the Company are based, in significant part, on their expectations of future revenue. If quarterly revenues are below management's expectations, results of operations would be adversely affected because a relatively small amount of the Company's costs and expenses will vary with its revenues.

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

Dependence on Continued Growth in Use of the Internet

  The Company distributes certain products and services across multiple delivery platforms, including facsimile, electronic mail, and private networks based on Lotus Notes and other groupware products. Sales of certain of the Company's products and services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

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

Litigation Risks

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the First Circuit. The Company continues to believe that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

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

Dependence on News Transmission Sources

  The Company's news and information for certain of the NewsEDGE products is transmitted using one or more of three methods: leased telephone lines, satellites or FM radio transmission. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEDGE customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEDGE servers and retransmitted to customers through an arrangement between the Company and WavePhore, a common carrier communications vendor. WavePhore presently markets services that compete directly with those of the Company. WavePhore is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WavePhore expires on December 31, 1999. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business could be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition. Wavephore did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of the Company's customers. The interruption was resolved in approximately ten days and did not have a material impact on the Company's financial results.

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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the First Circuit. The Company continues to believe that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders was held on June 4, 1998. Holders of an aggregate of 17,128,314 shares at the close of business on April 15, 1998 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

PROPOSAL I. To reelect and reconstitute the Board of Directors of the Corporation as follows:

Director's                                                                 Term expires at
Name and Year Director            Position(s) with                         Annual Meeting      Class of
First Became a Director           the Corporation                          Held in:            Director
-----------------------------     ------------------------------------     ---------------     -------------
Donald L. McLagan                 Chairman, President, Chief                    2001               I
     1988                         Executive Officer and Director

Michael E. Kolowich               Vice-Chairman and Director                    2001               I
     1998
June Rokoff                       Director                                      2001               I
     1996
William A. Devereaux              Director                                      2000               II
     1988
Rory J. Cowan                     Director                                      2000               II
     1993
Ellen Carnahan                    Director                                      1999               III
     1991
James D. Daniell                  Director                                      1999               III
     1998

                          Total Vote For   Total Vote Against    Abstentions from      Broker
Director Name               Proposal I         Proposal I           Proposal I       Non-votes
-----------------------   --------------   -------------------    ----------------   ---------
Donald L. McLagan           13,312,963         77,960                  N/A              N/A
Michael E. Kolowich         13,307,281         83,642                  N/A              N/A
June Rokoff                 13,302,315         88,608                  N/A              N/A
William A. Devereaux        13,302,505         88,418                  N/A              N/A
Rory J. Cowan               13,298,865         92,058                  N/A              N/A
Ellen Carnahan              13,312,563         78,360                  N/A              N/A
James D. Daniell            13,312,607         78,316                  N/A              N/A

PROPOSAL II.  To ratify the selection of the firm of Arthur Andersen LLP and independent auditors for the fiscal year ending December 31, 1998.

Total Vote For   Total Vote Against     Abstentions from     Broker Non-votes
 Proposal II     Proposal II            Proposal II
--------------   ------------------     ----------------     -----------------
 13,357,427             25,384                8,112                N/A


ITEM 5.  OTHER INFORMATION.

  Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 24, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is March 10, 1999. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a) Exhibits.

     27.1 - Financial Data Schedule for the three- and six-month periods ended June 30, 1998

     27.2 - Restated Financial Data Schedule for the three- and six-month periods ended June 30, 1997

6(b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEWSEDGE CORPORATION
                                   (Registrant)



Date:  August 14, 1998             /s/ Edward R. Siegfried
                                   ------------------------------
                                   Edward R. Siegfried
                                   Vice President - Finance and CFO,
                                   Treasurer and Assistant Secretary

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.              Description                                   Page
-----------              -----------                                   ----


  27.1    --  Financial Data Schedule for June 30, 1998                 22

  27.2    --  Restated Financial Data Schedule for June 30, 1997        23