Form 10-Q
period 1998-09-30
NEWSEDGE CORP
filed 1998-11-13
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   September 30, 1998
                                  ------------------

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
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at October 31, 1998
-------------------                     -------------------------------

Common Stock, par value $.01            17,142,412

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                        PAGE NUMBER

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997 (unaudited)..................................        3

         Condensed Consolidated Statements of Operations
            for the three and nine months ended September 30, 1998 and 1997 (unaudited)...........        4

         Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998 and 1997 (unaudited).....................        5

         Notes to the Condensed Consolidated Financial Statements.................................        6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................................        9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................       20

Item 6(a) Exhibits................................................................................       20

Item 6(b) Reports on Form 8-K.....................................................................       20

Signature..........................................................................................      21

Exhibit Index......................................................................................      22

Exhibits..........................................................................................       23

PART I  FINANCIAL INFORMATION
ITEM 1

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (in thousands)

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                          1998                  1997
                                                                    ------------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  16,152               $ 45,854
  Short-term investments                                                    28,151                  9,013
  Accounts receivable                                                       12,747                 17,903
  Prepaid expenses and deposits                                              3,699                  5,718
                                                                         ---------               --------
      Total current assets                                                  60,749                 78,488
                                                                         ---------               --------

Long-term investments                                                            -                  3,760
Property and equipment, net                                                  9,251                  9,497
Other assets                                                                   278                    589
                                                                         ---------               --------
      Total assets                                                       $  70,278               $ 92,334
                                                                         =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   3,474               $  5,639
  Accrued expenses                                                          17,622                 13,319
  Deferred revenue, current                                                 26,593                 32,374
  Current portion of long-term obligations                                     964                  1,298
                                                                         ---------               --------
      Total current liabilities                                             48,653                 52,630
                                                                         ---------               --------

Long-term obligations, less current portion                                    503                  1,132

Deferred revenue, noncurrent                                                    29                     39

Stockholders' equity:
  Common stock                                                                 175                    169
  Additional paid-in capital                                               124,539                124,853
  Cumulative translation adjustment                                             66                     24
  Accumulated deficit                                                     (102,916)               (86,513)
                                                                         ---------               --------
                                                                            21,864                 38,533

  Less: Treasury stock, at cost (100,000 shares)                               771                      -
                                                                         ---------               --------
        Total stockholders' equity                                          21,093                 38,533
                                                                         ---------               --------

        Total liabilities & stockholders' equity                         $  70,278               $ 92,334
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                        --------------------------------     --------------------------------
                                                             1998              1997                1998             1997
                                                        --------------    --------------     --------------    --------------
Total revenues                                                 $19,795           $19,702           $ 58,752          $ 57,742

Costs and expenses:
      Cost of revenues                                           8,117             7,730             24,133            22,756
      Customer support expenses                                  1,387             1,332              4,461             3,795
      Development expenses                                       2,782             3,551              9,054             9,267
      Sales and marketing expenses                               7,976             8,241             24,403            26,008
      General and administrative expenses                        1,011             1,326              3,645             4,346
      Merger, disposition and other charges                          -               315             11,093             5,016
                                                        --------------    --------------     --------------    --------------

           Total costs and expenses                             21,273            22,495             76,789            71,188

      Loss from operations                                      (1,478)           (2,793)           (18,037)          (13,446)

Interest income and other, net                                     564               734              1,836             2,395
                                                        --------------    --------------     --------------    --------------

      Net loss before provision for income
      taxes                                                       (914)           (2,059)           (16,201)          (11,051)

Provision for income taxes                                          27               260                114             1,106
                                                        --------------    --------------     --------------    --------------

Net loss                                                       $  (941)          $(2,319)          $(16,315)         $(12,157)
                                                        ==============    ==============     ==============    ==============

Basic and diluted  net loss per common share                    $(0.05)           $(0.14)            $(0.95)           $(0.73)
                                                        ==============    ==============     ==============    ==============

Weighted average number of common
      shares outstanding                                        17,378            16,763             17,199            16,652
                                                        ==============    ==============     ==============    ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                      ----------------------------------------------
                                                                              1998                    1997
                                                                      ---------------------      -------------------

Cash flows from operating activities:
    Net loss                                                                $(16,315)                 $(12,157)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                            2,580                     3,066
      (Loss) gain on disposal of property,
        equipment and other assets                                              (144)                      480
      Charge for issuance of
        common stock for consulting
        services                                                                   -                       913
      Decrease in retained earnings from changing
        fiscal year of combining enterprise                                        -                      (225)
      Changes in assets and liabilities:
        Accounts receivable                                                    4,787                     5,970
        Prepaid expenses                                                       1,977                    (1,666)
        Accounts payable and accrued expenses                                  2,517                     4,888
        Deferred revenue                                                      (5,264)                   (2,882)
                                                                            --------                  --------
      Net cash used in operating activities                                   (9,862)                   (1,613)
                                                                            --------                  --------

Cash flows from investing activities:
    (Increase) decrease in investments, net                                  (15,219)                   12,736
    Purchases of property and equipment, net                                  (2,585)                   (3,896)
    Contingent purchase price payment                                         (3,918)                        -
    Cash paid for acquisition                                                      -                      (280)
    Increase in other assets                                                     (32)                   (1,224)
                                                                            --------                  --------
         Net cash (used in) provided by investing
            activities                                                       (21,754)                    7,336
                                                                            --------                  --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     3,610                       803
    Purchase of treasury stock                                                  (771)                        -
    Decrease in other long-term obligations                                     (639)                      (87)
    Payments on capital lease obligations                                       (328)                      (93)
                                                                            --------                  --------
          Net cash provided by financing activities                            1,872                       623
                                                                            --------                  --------
Effect of exchange rate on cash                                                   42                       (58)

(Decrease) increase in cash and cash equivalents                             (29,702)                    6,288
Cash and cash equivalents, beginning of period                                45,854                    32,853
                                                                            --------                  --------
Cash and cash equivalents, end of period                                    $ 16,152                  $ 39,141
                                                                            ========                  ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                              $     95                  $    138
                                                                            ========                  ========

    Cash paid for interest                                                  $    161                  $    459
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

  In the current quarter, there were no additions to merger, disposition and other charges. For the nine months ended September 30, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the three- and nine-month periods ended September 30, 1997, merger, disposition and other charges, totaling $315,000 and $5.0 million, respectively, related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual.

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

Cash Equivalents and Investments

  The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as held-to-maturity and are recorded at amortized cost at September 30, 1998 and December 31, 1997.
Cash equivalents consist of highly-liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short-term investments and securities with maturities of greater than twelve months are classified as long-term investments.

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

3.  STOCKHOLDERS' EQUITY

  On September 9, 1998, the Company announced a plan approved by the Board of Directors to repurchase up to 1.5 million shares of the Company's stock. Share repurchases will be funded using available cash. As of September 30, 1998, the Company had repurchased 100,000 shares at an aggregate cost of approximately $771,000.

4.  CONTINGENT PURCHASE PRICE PAYMENT

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

5.  OTHER CONTINGENCIES

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the First Circuit and oral arguments have been scheduled for the first week of December. The Company continues to believe that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

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


7.  COMPREHENSIVE INCOME

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
(in thousands)                                          SEPTEMBER 30,                             September 30,
                                       ----------------------------------------------------------------------------------
                                                  1998                  1997                1998                1997
                                       ----------------------------------------------------------------------------------

Comprehensive income:
  Net loss                                       $ (941)              $(2,319)           $(16,315)            $(12,157)
  Other comprehensive income (loss):
     Write down of investments to
            amortized cost                            -                     -                 (88)                   -
     Foreign currency adjustment                     33                   (52)                 42                  (58)
                                          ----------------------------------------------------------------------------

          Comprehensive loss                     $ (908)              $(2,371)           $(16,361)            $(12,215)
                                          ============================================================================


8.  EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three and nine months of 1998 and 1997. Diluted earnings per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  NewsEDGE Corporation (the "Company") is a leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for busy people at work. Formed by the merger (the "Merger") of Desktop Data, Inc. ("Desktop Data") and Individual, Inc. ("Individual"), the Company is the world's largest independent news integrator. Clients at approximately 1,250 organizations are provided with a powerful combination of authoritative content, a comprehensive line of technologies, customization options, editorial value-added capabilities and superior client support and consulting services. The Company helps business people find the most important, relevant stories from an overwhelming volume of daily news, enabling them to act on the most current information possible.

  The Company's revenues are derived primarily from two classes of services: enterprise services and single-user services. Approximately 83% and 85% of total revenues during the three- and nine-month periods ended September 30, 1998 was derived from enterprise service revenue. Enterprise service revenues consist primarily of subscription fees generated from services provided to corporations, financial institutions and other businesses as well as royalties received from news providers in connection with sales of their newswires for use with the Company's NewsEdge Live or NewsEdge Insight products. The remainder of enterprise revenues consists of hardware sales and non-recurring custom development projects related to the Company's software. Approximately 8% of total revenues during the three- and nine-month periods ended September 30, 1998, was derived from the Company's primary single-user service, NewsEdge NewsPage. NewsPage revenues consist of advertising fees from companies placing advertisements through this service, subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. The remainder of total revenues for the three- and nine-month periods ended September 30, 1998 was derived from services provided by business lines that have been terminated or are being de-emphasized.

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

  Certain newswires offered by the Company through NewsEdge services are purchased by the customer directly from the news provider and payments are made directly from the customer to the provider. For some of these newswires, the Company receives ongoing royalties on payments made by the customer to the news provider, and those royalties constitute part of the Company's enterprise service revenues. For other newswires that are resold by the Company to the customer, the Company includes a fee for the newswire in the subscription fee paid by the customer and pays a royalty to the news provider. Such royalties are included in the Company's cost of revenues.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenues for the three months ended September 30, 1998 increased to $19.8 million compared to $19.7 million for the same period in 1997. Total revenues for the nine months ended September 30, 1998 increased 1.7% to $58.8 million as compared to $57.7 million for the same period in 1997. These increases were due primarily to growth in revenues from the Company's enterprise and single worker product lines, which exceeded the declines in revenues from terminated or harvested product lines.

Enterprise revenue for the three months ended September 30, 1998 increased 11.5% to $16.8 million as compared to $15.1 million for the same period in 1997. Enterprise revenue for the nine months ended September 30, 1998 increased 12.1% to $49.0 million as compared to $43.7 million for the same period in 1997. The increase in enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

Single worker revenue for the three months ended September 30, 1998 increased 16.3% to $1.7 million as compared to $1.5 million for the same period in 1997. Single worker revenue for the nine months ended September 30, 1998 increased 18.8% to $5.0 million as compared to $4.2 million for the same period in 1997. The increase in single worker revenue resulted primarily from higher advertising and subscription revenue generated from the NewsPage product.

Terminated or harvested product line revenues decreased 59.8% to $1.3 million and 51.2% to $4.8 million for the three- and nine-month periods ended September 30, 1998, respectively. The decrease in revenues from terminated or harvested product lines was due primarily to the spin out of the Clarinet business unit effective March 31, 1998 and an overall reduced sales effort directed at business lines that have been terminated or are being de-emphasized by the Company. The Company expects that revenue from terminated or harvested product lines will continue to decline.

COST OF REVENUES

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues for the three- and nine-month periods ended September 30, 1998 increased to 41.0% and 41.1%, respectively, from 39.2% and 39.4%, respectively, for the same periods in 1997. The percentage increases in cost of revenues were due primarily to increased royalties paid to third-party information providers.

CUSTOMER SUPPORT EXPENSES

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three-month period ended September 30, 1998 increased 4.1% to $1.4 million as compared to $1.3 million for the same period in 1997. Customer support expenses for the nine months ended September 30, 1998 increased 17.5% to $4.5 million as compared to $3.8 million for the same period in 1997. These increases resulted primarily from higher staffing levels needed to provide additional support to the Company's growing customer base. As a percentage of total revenues, customer support expenses for the three- and nine-month periods ended September 30, 1998 increased to 7.0% and 7.6%, respectively, from 6.8% and 6.6%, respectively, for the same period in 1997.

DEVELOPMENT EXPENSES

Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month period ended September 30, 1998 decreased 21.7% to $2.8 million as compared to $3.6 million for the same period in 1997. Development expenses for the nine months ended September 30, 1998 decreased 2.3% to $9.1 million as compared to $9.3 million for the same period in 1997. The decrease in development expenses resulted from reductions in headcount and related expenses associated with the spin out of the Clarinet business unit effective March 31, 1998 and the discontinuation of other development efforts previously maintained by Individual. As a percentage of total revenues, development expenses for the three- and nine-month periods ended September 30, 1998 decreased to 14.1% and 15.4%, respectively, from 18.0% and 16.0%, respectively, for the same period in 1997.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended September 30, 1998 decreased 3.2% to $8.0 million as compared to $8.2 million for the same period in 1997. Sales and marketing expenses for the nine months ended September 30, 1998 decreased 6.2% to $24.4 million as compared to $26.0 million for the same period in 1997. The year-to-date decrease resulted primarily from reductions in customer acquisition costs and nonrecurring product management and advertising sales costs charged during the three-month period ended June 30, 1997 to promote the NewsPage product. Additionally, sales and marketing costs for the Clarinet business unit were included as part of total sales and marketing costs for the nine months ended September 30, 1997, but not included in the current quarter or previous quarter as a result of the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, sales and marketing expenses for the three- and nine-month periods ended September 30, 1998 decreased to 40.3% and 41.5%, respectively, as compared to 41.8% and 45.0%, respectively, for the same period in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended September 30, 1998 decreased 23.8% to $1.0 million as compared to $1.3 million for the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 decreased 16.1% to $3.6 million as compared to $4.3 million for the same period in 1997. The year-to-date decrease in general and administrative expenses was due primarily to a reduction in professional fees associated with special business development efforts. Additionally, general and administrative costs for the Clarinet business unit were included as part of total general and administrative costs for the nine months ended September 30, 1997, but not included in the current quarter or previous quarter as a result of the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, general and administrative expenses for the three- and nine-month periods ended September 30, 1998 decreased to 5.1% and 6.2%, respectively, as compared to 6.7% and 7.5%, respectively, for the same period in 1997.

MERGER, DISPOSITION AND OTHER CHARGES

Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's recent business combinations. In the current quarter, there were no additions to merger, disposition and other charges. For the nine months ended September 30, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the three- and nine-month periods ended September 30, 1997, merger, disposition and other charges, totaling $315,000 and $5.0 million, respectively, related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net during the three- and nine-month periods ended September 30, 1998, decreased to $564,000 and $1.8 million, respectively, from $734,000 and $2.4 million, respectively, for the same periods in 1997, due to the interest earned on lower cash and investment balances.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three- and nine-month periods ended September 30, 1998 decreased to $27,000 and $114,000, respectively, as compared to $260,000 and $1.1 million, respectively, for the same periods in 1997. The higher tax provision for the three- and nine-month periods ended September 30, 1997, related to the tax provision generated from the profitable operations of Desktop Data when operating as a separate entity. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and investments totaled $44.3 million at September 30, 1998, as compared to $58.6 million at December 31, 1997, a decrease of $14.3 million. Net cash of approximately $9.9 million was used in operations for the nine months ending September 30, 1998 primarily resulting from the Company's net loss for the period. Net cash used in investing activities for the nine months ended September 30, 1998 was approximately $21.8 million, resulting from a $3.9 million contingent purchase price payment made to FreeLoader founders, purchases of $15.2 million in short-term investments and purchases of $2.6 million in property and equipment. Net cash provided by financing activities for the nine months ended September 30, 1998 was $1.9 million due primarily to employee stock option exercises and stock purchases made pursuant to the Company's stock plans, net of $771,000 in treasury stock purchases.

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

YEAR 2000 READINESS DISCLOSURE STATEMENT

  The Company has established a Year 2000 compliance program and anticipates that its products and internal systems should operate correctly at the turn of the century. The Company has been performing Year 2000 tests for the past three years. A formal organizational structure of senior management and quality assurance for support of Year 2000 initiatives has been in place since April of 1997.

  Compliance Program: The scope of the Company's compliance program focuses on four key areas: products, third-party information providers, business partners' applications, and internal systems. The Company's compliance program has a three-step process to evaluate each of the key areas which includes (i) inventory review, (ii) assessment/testing, and (iii) resolution and contingency planning.

 . PRODUCTS. Since the Merger in February 1998, the Company has taken an inventory of existing products from its predecessor companies to review its overall compliance status. The Company is testing certain released products offered by the Company, but has decided not to test those products that will be discontinued before the Year 2000. The Company is establishing clear migration paths for those customers who have products installed that will be discontinued. As of September 30, 1998, the Company had completed testing on approximately 35% of its supported products and estimates completion of this test process by March 31, 1999. When testing products for "Year 2000 compliance" the Company attempts to confirm that (i) news can be collected over the boundary from 12/31/1999 to 1/1/2000, (ii) date fields with either two or four digit year formats will function correctly for years in the new millennium, (iii) date fields in both server and client log files will be displayed correctly, (iv) the products will be able to conduct searches for date ranges that overlap the new millennium, and (v) the Year 2000 will be recognized as a leap year. New products under development for this year and next have Year 2000 qualification as part of their standard test plans. None of these development projects have been impacted by the Company's Year 2000 readiness efforts.

 . THIRD-PARTY INFORMATION PROVIDERS. The Company relies on content provided by third-party information providers. Communication with the Company's information providers with respect to their Year 2000 compliance status was 50% complete as of September 30, 1998. The Company's goal is to have all information providers' compliance responses complete by March 31, 1999. Also, the Company is trying to minimize its dependence on third party information provider's external date formats by internally generating timestamps on its server.

 . BUSINESS PARTNERS' APPLICATIONS. The Company's customers invest in third-party software, some of which is supplied by the Company's business partners for the purpose of integrating news into the customer's applications. The Company has identified such business partners and has requested from them the status of their Year 2000 compliance efforts. These communications were 50% complete as of September 30, 1998. The Company's goal is to have all business partners' compliance responses received by March 31, 1999. Additionally, the Company has an arrangement with WavePhore, a common carrier communications vendor, for the delivery of news and information from third party news providers who do not have their own broadcast communications capability. WavePhore has expressed to the Company its intention to have all of its products and services year 2000 compliant by December 31, 1998. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

 . INTERNAL SYSTEMS. The Company has completed its inventory of its internal systems and its assessment of such systems' compliance status is 50% complete, with an anticipated completion date of March 31, 1999. The scope of these systems ranges from accounting, payroll, communications, network hardware and applications, internet access, internal information systems, hosted customer servers, and production news refinery systems. The majority of the Company's internal systems and equipment are currently Year 2000 compliant.

  Costs: To date the Company has not relied on outside consulting expertise for assessing its products or testing for Year 2000 related issues. The Company is utilizing internal personnel to identify Year 2000 readiness in its supported products, network hardware/applications, internal business and information systems. The Company estimates that the total direct cost of the Company's Year 2000 compliance efforts will be approximately $500,000. The total time estimated for the project for internal employees would equate to approximately three person years. As of September 30, 1998, the Company had spent approximately $100,000. These costs do not include estimates of indirect costs associated with time spent by the Company's management or staff discussing Year 2000 issues internally or with third parties. Such discussions are handled by existing employees through the ordinary course of business. The Company has not identified the need to hire additional staff specifically to address third party questions or concerns.

  Risks: With regard to third party information suppliers, the Company is addressing, through normal operating procedures, two categories of possible issues: (i) a small percentage of wires may exhibit presentation issues with the new millennium and (ii) some third party information providers may have delivery problems associated with Year 2000 issues. The Company is identifying presentation issues by internal quality assurance or editorial reviewers. When identified, presentation issues are being handled by contacting the information provider who may correct the problem at the source or by having the Company develop a workaround in the software. The risks associated with delivery problems present more serious issues for the Company as the Company would be without certain news content. The Company will seek to obtain substitute news sources if specific news providers experience technical difficulties delivering their content as a result of a Year 2000 problem, but the Company cannot guarantee the availability of such substitute content.

  In connection with the Company's business partners' applications, the Company has developed alternative delivery solutions, such as the internet or leased line transmission, to be used if WavePhore experiences similar delivery difficulties as discussed above. The Company estimates that in the worst case scenario, it would take approximately eight weeks for it to remedy such a delivery problem. While the Company does not anticipate a failure in its ability to delivers news, and has established contingency plans as discussed above, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and (iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted. For an additional discussion of the risks associated with the Company's dependence on news transmission sources, see the Risk Factor section of this filing regarding Dependence on News Transmissions Sources.

  Contingency Plans: At this time, the Company's contingency plans relating to the above discussed Year 2000 issues include (i) having additional support staff and programmers being on call for January 1, 2000, in the event of a disruption of the Company's services, (ii) seeking alternative news sources and (iii) preparing alternative news delivery mechanisms. The Company's assessment of its products and internal systems for Year 2000 compliance will be an ongoing effort throughout the remainder of this year and next. The information contained herein is the product of conclusions made from the information and test results available to the Company at this time. For an additional discussion of the risks associated with the Year 2000, see the Risk Factor section of this filing regarding Risks Relating to Year 2000 Issues.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  Certain of the above statements in this report are forward-looking statements that involve risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Actual results could differ materially as a result of a variety of factors. The discussion below and in the Company's other SEC reports highlights some of the risks which may affect future operating results.

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

Management of Growth and Hiring of Additional Personnel

  The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced, and is now experiencing, difficulty in recruiting and retaining qualified personnel. As of October 31, 1998, the Company was seeking personnel for more than 25 full-time positions. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition. On October 28, 1998, the Company announced that Edward R. Siegfried will retire from his full time position as Vice President-Finance and Chief Financial Officer effective March 31, 1999. Mr. Siegfried has served as Vice President of Finance since March of 1989. After March, Mr. Siegfried will continue with the Company on a part time basis and will work on special business development initiatives. He will participate in the search, which is underway, for his replacement as Chief Financial Officer.

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

Reliance on Advertising Revenues and Uncertainty of the Web as an Advertising Medium

  The Internet is an unproven medium for paid advertising sponsorship of Web-based services such as the Company's NewsPage product. Subscriptions to the Web-based service are partially subsidized by revenues from the sale of advertisements on the Web pages of such services. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues to subsidize subscriptions to its Web-based services will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there is intense competition in the sale of advertising on the Internet, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Cooperative Marketing Arrangements

  The Company has entered into certain cooperative marketing agreements and informal arrangements with software vendors, Web site sponsors and operators of online services, including Microsoft and Netscape. These companies presently market services that compete directly with those of the Company. If the Company's marketing activities with such companies were terminated, reduced, curtailed, or otherwise modified, the Company may not be able to replace or supplement such efforts alone or with others. If these companies were to develop and market their own business information services or those of the Company's competitors, the Company's business and results of operations and financial condition may be materially and adversely affected.

Litigation Risks

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the First Circuit and oral arguments have been scheduled for the first week of December. The Company continues to believe that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

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

Risks Relating to Year 2000 Issues

  The Company believes that its software and services are substantially year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. The Company utilizes third-party computer and telecommunications equipment to produce and distribute its products as well as to operate other aspects of its business, and while the Company is currently testing all such systems, there can be no assurances that such equipment is Year 2000 compliant. The Company also is addressing two categories of possible issues relating to its third party information suppliers: (i) a small percentage of wires may exhibit presentation issues with the new millennium and
(ii) some third party information providers may have delivery problems associated with Year 2000 issues. The Company is identifying presentation issues and when identified, they are being handled by contacting the information provider who may correct the problem at the source or by having the Company develop a workaround in the software. The risks associated with delivery problems present more serious issues for the Company as the Company would be without certain news content. The Company will seek to obtain substitute news sources if specific news providers experience technical difficulties delivering their content as a result of a Year 2000 problem, but the Company cannot guarantee the availability of such substitute content. Also, the Company has developed alternative delivery solutions, such as the internet or leased line transmission, to be used if WavePhore, a common carrier communications vendor that delivers news and information from certain third party news providers, experiences delivery difficulties due to the Year 2000 problem. The Company estimates that in the worst case scenario, it would take approximately eight weeks for it to remedy such a delivery problem. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software and products are Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic. Although the Company does not anticipate a failure in its ability to delivers news, and has established contingency plans, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and (iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted.

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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the First Circuit and oral arguments have been scheduled for the first week of December. The Company continues to believe that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims, and based upon information currently available, believes that the action will not have a material impact on the Company. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K.

6(a)     Exhibits.

         27.1 - Financial Data Schedule for the three- and nine-month periods ended September 30, 1998

         27.2 - Restated Financial Data Schedule for the three- and nine-month periods ended September 30, 1997

6(b)     REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NEWSEDGE CORPORATION
                                                    (Registrant)



Date:  November 13, 1998                      /s/   Edward R. Siegfried
                                              -----------------------------
                                              Edward R. Siegfried
                                              Vice President - Finance and CFO,
                                              Treasurer and Assistant Secretary

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX


Exhibit No.              Description                                             Page
-----------              -----------                                             ----

  27.1         --        Financial Data Schedule for September 30, 1998            23

  27.2         --        Restated Financial Data Schedule for September 30, 1997   24
