Form 10-K
period 1998-12-31
NEWSEDGE CORP
filed 1999-03-26
CIK 858912

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended:   December 31, 1998
                             -----------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 11, 1999, was approximately $88.5 million (based upon the closing bid price of the Registrant's Common Stock on March 11, 1999, of $8.75 per share).

The number of shares outstanding of the Registrant's $.01 par value Common Shares as of March 11, 1999 was 17,310,349.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into Part III of this report.

PART I

Item 1.  Business
------------------

     NewsEdge Corporation (the "Company") (Nasdaq: NEWZ) is the leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for business.
NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

     The Company is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Japan and the Middle East. The Company was formed as Desktop Data, Inc. in 1988, acquired Investment Software Systems, Inc. ("ISS") from ADP Financial Services, Inc. in January 1998, and upon the closing of the February 1998 merger (the "Merger") with Individual, Inc. ("Individual") changed its name to NewsEdge Corporation.

     The Company addresses the market for news and current awareness through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business involves selling the Company's services directly to large organizations. The Company's Enterprise services deliver news and information to large numbers of users within organizations through corporate Intranets or local area networks (LAN). As of December 31, 1998, the Company had over 1,300 Enterprise customers, an increase of 29% from the previous year-end, with approximately 600,000 users. These organizations included 81 of Business Week's 100 largest global companies (based upon market capitalization).

  The Company's NewsPage business operates NewsPage.com, an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the NewsPage business also provides news and information for a number of other Internet web sites. During 1998, these relationships included Netscape Business Journal and Yahoo! Small Business. The NewsPage service is supported in part by targeted advertising and electronic commerce, and is offered to end users as either a free service for a basic package or as a subscription service for premium packages. As of December 31, 1998, NewsPage had over 900,000 paid or registered users.

  In addition to the Enterprise business and the NewsPage business, the Company also reports a segment of "other" revenue, which consists of services which are being phased out by the Company, and which the Company expects to be immaterial beyond 1999.


Industry Background and Target Market

  Increasingly, businesspeople are turning to Internet technology for the news they need to be competitive and effective in their jobs. Analysts estimate that the number of users of Internet technology at work reached a worldwide total of 50 million in 1998. The analysts project that the number of business web users will grow at a rate of 25% per year through the year 2001, about doubling the number of Internet workers over the next three years.

  At the same time some businesspeople consider the Internet a free-form and undisciplined resource for business information. Single workers and their employers are often frustrated by information overload (too much information) and information overlook (missing the right information). Additionally, they are concerned about the authority of content retrieved, the lack of personalization in information alerting and monitoring and the amount of time it takes to find the information needed to be successful in their jobs. Business people who use the Internet at work are becoming more value conscious, particularly about the use of their time, while enterprises continue to seek efficient ways to leverage the large investments in computer networks, Internet connectivity and information access that they have made in recent years.


The NewsEdge Solution

  The Company's services are designed to meet the needs of businesspeople for authoritative news and current information that is delivered in a personalized, easy-to-use format that solves the twin problems of information overload and information overlook.

     Both the Company's Enterprise business and NewsPage business have services which provide users with a concentrated briefing at the beginning of each day, distilled from the previous day's business news and customized to meet their personal interests. These services also offer periodic updates of the news during the day for monitoring specific topics of interest. For workers who are on the front lines of information analysis and decision making such as CEOs, corporate communications personnel, reporters and securities traders, the Enterprise business offers services which scroll news stories in real-time and automatically alert the user to relevant stories that meet their personal interests immediately as they break. In addition to briefing, monitoring and alerting, many of the Company's services offer a search and retrieval function to help research historical information needs.

  Some Company services have direct internet links from stories of interest to certain partner information services for reference information such as company descriptions, summary financial statistics, SEC filings, stock quotations and charts and in many cases direct connections to the web sites of companies mentioned in the story.

  All interactive news service offerings across both of the Company's business lines are available through common Internet browsers. Enterprise customers have the choice of accessing their news service by installing dedicated NewsEdge servers inside their firewalls on their own LAN or accessing their news service by connecting to similar servers maintained at the Company's headquarters via private connections or the public Internet itself. NewsPage customers access their NewsPage news service over the public Internet.

     Three key components of the Company's competitive advantage are the NewsEdge Refinery /TM/ (the "Refinery"), the Company's editorial and review staff and the Company's contractual relationships with news and information providers. These competitive advantages are leveraged across both the Enterprise and NewsPage business lines, providing end-users various levels of customized, filtered news from authoritative sources.

   The NewsEdge Refinery/TM/

     The NewsEdge Refinery/TM/ filters news stories from more than 500 global news sources, eliminating redundancies while prioritizing and summarizing only the relevant stories into targeted NewsEdge Review/TM/ topics ("Review Topics"). As stories are received into the Refinery from various content providers around the world in their native format, an automated software editor program is used to consistently format, tag and code the stories to allow for enhanced indexing throughout the remainder of the process. The stories are then fed from the software editor through refined filtering software (see discussion on SMART technology in "Certain Factors Affecting Future Operating Results" Dependence on Proprietary Technology) to eliminate obvious redundancies and categorize the remaining stories into a first draft of the 1,400 Review Topics maintained by the Company. A staff of professional editors and reviewers then work with the results generated from the filtering software to further eliminate redundancies incapable of detection through the filtering software, while continuing to enhance the summarization and prioritization of the stories contained within the final
     delivered Review Topics.   Finally, a proprietary software application
     distributes the resulting Review Topics to various servers for ultimate consumption by the end user of any topical news service offered by the Company.

     Updated stories released throughout the day are delivered to these same servers to be distributed to customers in real-time, through once a day briefings or both. These updates provide users with the ability to monitor and to be alerted to breaking news of personalized interest all day long. The portion of the Refinery that delivers continuous news operates twenty-four hours a day, seven days a week, every day of the year.

   NewsEdge Review Topics, Editors and Reviewers

     Using the automated capabilities of the Refinery plus an experienced professional editorial staff, the Company produces a news service called NewsEdge Review topics. Each night, a staff of more than two dozen business and industry experts personally reviews the news that has been electronically filtered, categorized, ranked and assembled from more than 500 global news sources into approximately 1,400 business topics. The reviewers pick the top new stories, discarding duplicates and stories covered on previous days, and then prioritize the stories into a briefing for each of the 1,400 business topics. In the early morning hours of every business day, the Review Topics are transmitted to servers at NewsEdge and customer sites.

     The knowledge sets that define the Review Topics have been honed by an aggregate of more than 200 person-years of experience in news selection and review. In addition, the editors consult with customers on paid knowledge management assignments to help such customer's users make better use of their services.

   News and Information Providers

     The Company has contracted with over 100 global content providers to make available through its services news and information from over 2,000 sources. News and information sources currently available on NewsEdge include newswires from AFX News Limited, The Associated Press, Inc., Bloomberg, Bridge, Dow Jones & Company, Inc., Knight-Ridder/Tribune Information Services, L.P., Nihon Shimbun America, Inc. and Reuters America, Inc., as well as the text of stories in The Financial Post (Toronto), The Financial Times (London), The New York Times, London Daily
     Telegraph/Telegraph Group Limited and The Wall Street Journal.   Also
     available for use within select NewsEdge services are the business sections of over 100 North American newspapers, over 30 major metropolitan business journals, periodicals such as Business Week, Forbes, Fortune, InfoWorld, MacWeek and PCWeek, newsletters such as those distributed by American Banker and Phillips Business Information Services, Inc. and international wire services and publications such as Agence France Presse, Deutsche Press-Agentur GmbH, Het Financieele Dagblad B.V. and the Economist.

     The majority of these news services are received by the Refinery. Stories processed through the Refinery receive the benefit of enhanced tagging and coding procedures which improve the relative ease with which customers are able to create custom profiles to capture only the stories relevant to their interests. Of the thousands of sources available for use with select Company services, approximately 500 global sources are used to create the Review Topics. Customers may purchase access to individual sources or packages of sources including individual newswires and select Review Topics. Access to individual news sources and select Review Topics may be controlled by the customer at the individual user level.

     Certain of the Company's news source offerings are written and distributed in their native languages such as English, Dutch, German and French.

     Contracts with information providers typically require the Company to remit royalties to information providers related to the Company's sale of their content on a per customer or per user basis. The Company has negotiated fixed fee arrangements with certain news providers and is pursuing additional arrangements of this type with other information providers.


NewsEdge Service Offerings

     During 1998, the Company defined and provided four categories of service offerings for news users. All four of these service offerings are Internet browser enabled.

 .    NewsEdge Live/TM/ provides and processes an up-to-the-second news broadcast for immediate scrolling news views and user alerting. NewsEdge Live version
     4.0 was released to customers in November 1998.

 .    NewsEdge Insight/TM/ combines the monitoring of real-time news with briefings from NewsEdge Review topics. NewsEdge Insight version 4.1 was released to customers in July 1998.

 .    NewsEdge NewsPage is the Company's public Internet offering generally available to all Internet users and supported by advertising and e-commerce. NewsEdge NewsPage was last revised in November 1998.

 .    NewsEdge NewsObjects(R) is a set of news components used by customers to build their own applications; by the NewsEdge partner companies to news-enable off-the-shelf products to make them even more valuable; and by the NewsEdge Solutions Team to customize services for customers. NewsObjects is available as both ActiveX and HTML toolkits. The most recent release of NewsObjects, NewsEdge NewsObjects ActiveX Toolkit 2.0, was made available in August 1998.

     In connection with the NewsEdge Live and NewsEdge Insight service offerings, a telecommunications service known as the NewsEdge Network/TM/ provides a high availability frame-relay network that synchronizes the delivery of news stories to certain customer-based servers from the Company's headquarters. NewsEdge Network has sufficient bandwidth to deliver news stories with minimal delay. One of the primary advantages of this enhanced service offering is the automatic monitoring of stories received by the customer's systems and automatic retransmission of any missed stories which may have resulted from a business interruption at the customer's site.

     In addition to the news service offerings, the Company builds news processing software for servers to be located at both customer sites and NewsEdge hosted facilities. NewsEdge Server/TM/ version 4.1 was released to customers in April 1998.

The Enterprise Business

  Strategy

  The Enterprise business model focuses on providing high quality service to its customers. Management believes that the personal attention of the Company's sales and support professionals is an essential ingredient to servicing the demands and varied news requirements of the largest and most sophisticated news users in the world. The Enterprise business will concentrate on the steady, predictable, accountable characteristics that give organizations confidence in NewsEdge as their business partner. It is management's goal to have the Enterprise business reach profitability and to grow it steadily and profitably, gaining share in the Enterprise market.

  Business Detail

  The Company sells Enterprise services directly to corporations, financial institutions, non-profit organizations and government agencies via its own Enterprise sales organization that included over 100 employees at the end of 1998. The Company maintains sales offices and distributors in North America, South America, Europe, Asia and the Middle East to be close to its customers and to provide regional field engineering support.

  To further increase the value of the Company's Enterprise services to customers, the Company offers application consulting through a professional services group. Furthermore, the Company offers knowledge management services to assist customers in defining their business information needs and then structuring their NewsEdge news service to achieve the highest level of satisfaction.

  At the end of 1998, the Company counted more than 1,300 enterprises as customers. This represents a 29% increase over the last year. Included in this group of NewsEdge customers are 81 of the 100 largest global companies listed by Business Week, ranked by market capitalization. By December 31, 1998, these Enterprise customers had authorized more than 600,000 NewsEdge users within their organizations, representing more than 100% growth over December 31, 1997.

  There was a substantial shift towards the Company's Internet technology-enabled services during 1998. It is management's belief that the Internet enablement was a significant ingredient in achieving increased numbers of users per customer. Management estimates that while approximately 25% of enterprise users of NewsEdge services were Internet enabled at the end of 1997, by the end of 1998 the Internet enabled percentage was greater than 75%.


The NewsPage Business

  Strategy

  The NewsPage business will invest to capture the vitality, excitement and growth of the Web. Management intends to extend and enhance the NewsPage service with broader information, more targeted business ads and related business e-commerce. In an effort to gain market share, significant investment will be made in the NewsPage business.

  Business Detail

  The NewsPage business is targeted at single workers. It operates NewsPage.com, an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the NewsPage business also provides news and information for a number of other Internet web sites. During 1998, these relationships included Netscape Business Journal and Yahoo! Small Business. The NewsPage service is supported in part by targeted advertising and electronic commerce, and is offered to end users as either a free service for a basic package or as a subscription service for premium packages. As of December 31, 1998, NewsPage had over 900,000 paid or registered users.

  A recent independent survey of NewsPage users revealed the Company's ability to attract highly influential users. The survey showed that half of the respondents have titles of manager or above, and nearly forty percent have household incomes greater than $100,000.

  Management believes that these attractive demographics, combined with the precise news targeting, make NewsPage readers a highly desirable audience, and allow NewsPage to enjoy banner advertising rates that are among the highest in the industry.

  Furthermore, management believes that the combination of important business readers and high ad rates are key ingredients in attracting content and e-commerce strategic relationships, including those established in 1998 with Dow Jones & Company, Hoovers, Inc. and Northern Light Technology, LLC.


News Operations and Support

     The NewsEdge Refinery is staffed around the clock every day of the year. This staff includes operators, technicians and systems engineers who monitor, maintain and repair NewsEdge capabilities and contact news providers and telecommunication vendors when services need attention. The goal is continuous, real-time news services for customers.

     The Company provides several layers of customer support. While every Enterprise customer has a dedicated account executive and every NewsPage customer has access to a dedicated support staff, the Company's multi-tiered customer support organization also provides additional help for system administrators with questions and problems that are more technical in nature. The Company not only provides specialist help via 1-800 telephone support, but also has field engineers available for travel to customer locations for situations that require on-site support. Finally, in special circumstances, high-attention teams are assembled for customer problems that are particularly complex.

     There were approximately 102 employees involved in news operations and support at the end of 1998.

Development

     The Company recognizes that the continued enhancement of its services and the extension of its content offerings are critical to obtaining new customers and to maintaining and growing sales from existing customers. Since its inception, the Company has made substantial investments in research and development, issuing frequent new releases of its various product offerings. The NewsEdge software has been developed by the Company's internal development and quality assurance staff. Product upgrades are included as part of the annual subscription fees paid by customers.

     Development efforts have also been focused on supporting additional desktop operating platforms and LAN configurations, expanding the scalability of the NewsEdge server, managing the increasing number of news sources, increasing storage for news history, advancing the ease of programmatic access through support for ActiveX, Java and HTML components, and providing enhanced precision and functionality for user searches and profiles. The Company's development expenses were $12.1 million, $12.5 million and $9.3 million in 1998, 1997 and 1996, respectively. The NewsEdge server is developed in modules according to the primary NewsEdge functions: a news collection and alerting module; a news database module for storing and retrieving the full text of the news stories; a network module adaptable to the network protocols installed at customer sites; and a module which allows customer administrators to configure newswire access and monitor NewsEdge activity. The Company believes its decision to manage its own software development internally creates a competitive advantage for the Company by improving speed and flexibility in meeting market and technology changes.

     An important goal of the NewsEdge development staff is the continuing enhancement of the Refinery, particularly, its coding and tagging capabilities and its ability to manage an increasing number of newswires offered by the Company. The Company's marketing personnel identify newswires to be added to the NewsEdge offerings based on customer feedback and negotiate contracts with news providers. The newswires are then integrated with NewsEdge services by development and support personnel. The Company is currently seeking to expand its content offerings with additional industry-specific information to increase sales to customers in new vertical markets and with additional international news sources to increase the availability of global, 24 -hour a day news coverage.


Sales and Marketing

     The Company's Enterprise business employs over 100 sales and sales management professionals who are experts at helping large organizations derive
value from the Company's services.   Enterprise salespeople, who are located in
offices in major cities created with the intention of being closer to customers, call directly on knowledge managers, information technology professionals as well as other senior management of customer and target companies.

  The NewsPage business employs a dedicated sales staff who sell advertising on NewsPage.com and partner websites. The highly targeted Review Topics create a very attractive audience for advertisers who are trying to reach specific audiences. The high level of stratification implicit in Review Topics has a direct correlation to the advertising rates achieved by the Company, which are believed by management to be among the highest in the industry.

Competition

     The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by extremely large and well-capitalized companies as well as smaller competitors.

   Enterprise Business Competition

   The Company's Enterprise business competes or may compete directly or indirectly with the following categories of companies:

   . large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson, Reuters and Thomson;

   .  market data services companies such as Bloomberg and Bridge;

   . traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet;

   . large providers of LAN-based software systems such as Lotus/IBM, Netscape and Microsoft, which could, in the future, ally with competing news and information providers; and

   . to a lesser degree, consumer-oriented, advertising-subsidized Web-based services and Internet access providers.

   Many of the market participants named above have substantially greater financial, technical and marketing resources than the Company.

   The Company believes that its services are differentiated from the news and system services offered by large news and systems providers because of the Company's ability to deliver news from many different, competing providers. These services are delivered on an enterprise-wide basis directly to LAN-connected personal computers, and customized to meet the needs of each individual user at a relatively low cost per user. Although they may compete with the Company in some respects, the Company attempts to establish cooperative, mutually beneficial relationships with large information or systems providers, many of whom are information providers enjoying significant revenue streams from distribution through the Company's services, customers, or current and potential joint marketing partners.

   In addition, several smaller companies offer directly competitive services that provide news to enterprises through the customer's computer network. The Company believes that NewsEdge offers advantages over each of these competing services. For example, certain of the competing services offer substantially fewer real-time news sources than does NewsEdge. Furthermore, unlike NewsEdge, certain competitors do not offer the combination of real-time delivery of news stories and editorially-refined news briefs along with a historical database to support searching, while others do not support Lotus Notes or other groupware applications. Also, many competitors rely on database engines developed by third parties while the Company manages its own software development internally, creating a competitive advantage for the Company in terms of improving its speed and flexibility in meeting market and technology changes. Finally, many of these smaller competitors are owned by larger organizations, which the Company believes restricts their ability to attract a large variety of news sources and to fully respond to news providers' delivery requirements making it difficult for them to provide the same level and focus of sales, development and customer support as can be provided by the Company. However, increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business and results of operations.

   NewsPage Business Competition

   The Company's NewsPage business competes directly with many other Web-based news and information services. The market for Internet services is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and it is expected that competition will continue to intensify. NewsPage competes, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

   . publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal, CNN and CNBC;

   . general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to financial and business-related content and services;

   . online services or Web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and

   . Web search and retrieval and other online services, such as Excite, Inc., InfoSeek Corporation, Lycos, Inc., Yahoo! Inc., and other high-traffic Web sites, such as those operated by Netscape Communications Corporation, which offer quotes, financial news and other programming and links to other business and finance related Web sites.

   It is anticipated that the number of direct and indirect competitors will increase in the future. This could result in price reductions for advertising, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect the business of the Company, results of operations and financial condition.

Intellectual Property

     The Company relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technology. The NewsEdge software is licensed to customers on a non-exclusive basis pursuant to license agreements containing provisions prohibiting unauthorized use, copying and transfer of the licensed program. The source code for the Company's software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company does not hold any patents.

     The proprietary SMART filtering software, which is used as the filtering engine within the Refinery, is licensed from Cornell Research Foundations, Inc. ("Cornell") under the terms of such license. The Company had exclusive worldwide rights in the SMART software until February 1999, at which point the license continued but the Company's exclusivity to the technology terminated. There can be no assurance that Cornell has not or will not license the SMART technology to a third-party, or terminate the license upon any material breach of the agreement which remains uncured for 60 days after notice of such breach.

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

Employees

     As of December 31, 1998, the Company had 412 full-time employees, consisting of 172 employees in sales and marketing, 102 employees in editorial and news operations (the costs of which are included in cost of revenues) and customer support, 99 employees in development and 39 employees in general administration. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers its relations with employees to be good.

Item 2.  Properties
-------------------

  The Company's corporate headquarters are located in Burlington, Massachusetts. As of December 31, 1998, the Company leased approximately 40,000 square feet under a lease expiring in May 2003 and an additional 42,000 square feet in a separate office building under a lease expiring in December 1999. The Company also leases additional facilities and offices for sales and customer service and support in New York, New Jersey, Washington D.C., Illinois, California, Toronto, Canada, London, England and Tokyo. The Company believes that its existing facilities and offices, along with additional alternative space available to it, are adequate to meet its requirements for the foreseeable future.


Item 3.  Legal Proceedings
--------------------------

  On November 13, 1996, a class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. Plaintiffs seek unspecified damages plus interest, costs and fees. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the First Circuit. Oral arguments were heard on December 10, 1998. On March 22, 1999, the United States Court of Appeals for the First Circuit entered judgment affirming the District Court's dismissal of the class action.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

  The Company effected its initial public offering of its Common Stock on August 11, 1995 at a price to the public of $15.00 per share. As of March 11, 1999, there were approximately 203 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "NEWZ."

  Based on the Nasdaq National Market daily closing price, the high and low stock prices for each quarter for the past two years are shown below. The quotations represent interdealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                  Nasdaq National Market Daily Closing Price:

    Quarter Ended                      High                   Low
-------------------------------------------------------------------
March 31, 1997                        $20.00                 $12.25
June 30, 1997                          14.25                   5.00
September 30, 1997                     12.50                   9.75
December 31, 1997                      13.13                   6.44
March 31, 1998                         14.13                   7.84
June 30, 1998                          17.13                   8.75
September 30, 1998                     12.25                   6.38
December 31, 1998                      11.63                   4.63

  The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data
---------------------------------------------

                                                                 Year Ended December 31,
                                                ------------------------------------------------------
                                                   1998        1997        1996       1995       1994
                                                ------------------------------------------------------
                                                     (in thousands, except per share data)
Statement of Operations Data:
     Total revenues                             $ 79,532    $ 77,471    $ 61,838   $ 42,122   $ 24,469

     Cost of revenues                             32,394      30,245      23,186     15,187      8,463
     Customer support expenses                     5,679       5,275       2,983      2,315      1,656
     Development expenses                         12,073      12,477       9,268      5,610      3,177
     Sales and marketing expenses                 33,217      36,402      26,769     19,207     13,257
     General and administrative expenses           4,445       5,535       7,124      4,338      2,167
     Mergers, dispositions and other charges      11,094       5,084      39,422          -          -
                                                ------------------------------------------------------
        Total costs and expenses                  98,902      95,018     108,752     46,657     28,720
     Loss from operations                        (19,370)    (17,547)    (46,914)    (4,535)    (4,251)
        Interest income and other, net             2,308       2,983       1,672        653        (17)
                                                ------------------------------------------------------
     Loss before provision for income taxes      (17,062)    (14,564)    (45,242)    (3,882)    (4,268)
        Provision for income taxes                   166       1,297         614        183          -
                                                ------------------------------------------------------
     Net loss                                    (17,228)    (15,861)    (45,856)    (4,065)    (4,268)

     Accretion of dividends on preferred stock         -           -        (463)    (1,743)    (2,187)
     Discount on redemption of preferred stock         -           -           -      1,232          -
                                                ------------------------------------------------------
     Net loss to common stockholders            $(17,228)   $(15,861)   $(46,319)  $ (4,576)  $ (6,455)
                                                ======================================================
     Basic and diluted net loss per share (1)   $  (1.00)   $  (0.95)   $  (3.12)  $  (0.53)  $  (1.63)
                                                ======================================================
     Pro forma net loss per share (1)                                   $  (2.95)  $  (0.32)  $  (0.35)
                                                                        ==============================
                                                                  December 31,
                                                ------------------------------------------------------
                                                    1998        1997        1996       1995       1994
                                                ------------------------------------------------------
Balance Sheet Data:
     Working capital (deficit)                  $ 10,294    $ 29,530    $ 35,303   $ 32,815   $ (6,902)
     Total assets                                 69,154      92,246      97,644     67,239     16,201
     Senior subordinated notes                         -           -           -     10,000          -
     Redeemable preferred stock                        -           -           -     23,999     16,791
     Total stockholders' equity (deficit)         19,249      38,445      51,531      3,394    (19,460)

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

Introduction and Overview

  NewsEdge Corporation is the leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for business. NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

  The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of December 31, 1998, the Company had over 1,300 Enterprise customers, up 29% from the previous year-end, with approximately 600,000 users.

  The NewsPage business operates NewsPage.com, an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the NewsPage business also provides news and information for a number of other Internet web sites. During 1998, these relationships included Netscape Business Journal and Yahoo! Small Business. The NewsPage service is supported in part by targeted advertising and electronic commerce, and is offered to end users as either a free service for a basic package or as a subscription service for premium packages. As of December 31,
1998, NewsPage had over 900,000 paid or registered users.   In an effort to gain
market share, significant investment will be made in the NewsPage business over the next year.

  In addition to the Enterprise business and the NewsPage business, the Company also reports a segment of "other" revenue, which consists of services which are being phased out by the Company, and which the Company expects to be immaterial beyond 1999.

  The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise product offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales. The Company's Newspage revenues consist primarily of subscription fees generated from the premium NewsPage service offering, advertising sales and electronic commerce. The Company's "other" revenues consist primarily of subscription fees generated from sales of services being phased out by the Company.

  Subscription agreements across all product segments are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one-year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Subscription revenues associated with these agreements are recognized ratably over the subscription term, beginning upon installation of the product. Accordingly, a substantial portion of the Company's revenues is recorded as deferred revenue.

  Certain newswires offered by the Company for use within its services are purchased by the customer directly from the news provider and payments are made directly from the NewsEdge customer to the provider. For some of these newswires, the Company receives royalty revenue based on payments made by the customer to the news provider. For other newswires that are resold by the Company to the NewsEdge customer, the Company bills the customer for the newswire directly and then pays a royalty to the news provider. Such royalty expenses are included in the Company's cost of revenues.

  The Company is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East. The Company was formed as Desktop Data, Inc. in 1988, acquired Investment Software Systems, Inc. from ADP Financial Services, Inc. in January 1998, and upon the closing of the February 1998 merger with Individual, Inc. changed its name to NewsEdge Corporation.

Results of Operations
The following table sets forth certain consolidated financial data as a percentage of total revenues:

                                                           Percentage of Total Revenues
                                                             Year Ended December  31,
                                                         1998          1997          1996
                                                         ----          ----          ----
Enterprise                                               84.7%         76.1%         80.0%
NewsPage                                                  8.0           7.5           4.7
Other                                                     7.3          16.4          15.3
                                                        -----         -----         -----
         Total revenues                                 100.0         100.0         100.0
Cost of revenues                                         40.7          39.0          37.5
Customer support expenses                                 7.1           6.8           4.8
Development expenses                                     15.2          16.1          15.0
Sales and marketing expenses                             41.8          47.0          43.3
General and administrative expenses                       5.6           7.1          11.5
Mergers, dispositions and other expenses                 14.0           6.6          63.8
                                                        -----         -----         -----
         Total costs and expenses                       124.4         122.6         175.9
                                                        -----         -----         -----
         Loss from operations                           (24.4)        (22.6)        (75.9)
Interest income and other, net                            2.9           3.9           2.7
                                                        -----         -----         -----
Loss before provision for income taxes                  (21.5)        (18.7)        (73.2)
Provision for income taxes                                0.2           1.7           1.0
                                                        -----         -----         -----
         Net loss                                       (21.7)        (20.4)        (74.2)
Accretion of dividends on redeemable preferred
 stock                                                      -             -          (0.7)
                                                        -----         -----         -----
         Net loss to common stockholders               (21.7)%       (20.4)%       (74.9)%
                                                        =====         =====         =====

Year Ended December 31, 1998, as Compared to the Year Ended December 31, 1997

Revenues

Total revenues for the year ended December 31, 1998 increased 2.7% to $79.5 million compared to $77.5 million for the same period in 1997. This increase was due primarily to growth in revenues from the Company's Enterprise and NewsPage product lines, which exceeded the declines in other revenues. Other revenues consist of revenues from product lines being phased out by the Company.

Enterprise revenue for the year ended December 31, 1998 increased 14.3% to $67.4 million as compared to $58.9 million for the same period in 1997. The increase in Enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

NewsPage revenue for the year ended December 31, 1998 increased 9.5% to $6.4 million as compared to $5.8 million for the same period in 1997. The increase in NewsPage revenue resulted primarily from higher advertising revenue offset by a decline in subscription revenue generated from the NewsPage product.

Other revenues decreased 54.4% to $5.8 million as compared to $12.7 million for the same period in 1997. The decrease in other revenues was due primarily to the spin off of the Clarinet business unit effective March 31, 1998 and an overall reduced sales effort directed at business lines that have been terminated or de-emphasized by the Company. The Company expects that other revenues will continue to decline.

Cost of revenues

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues for the year ended December 31, 1998 increased to 40.7% from 39.0%, for the same period in 1997. The percentage increase in cost of revenues was due primarily to increased royalties paid to third-party information providers.

Customer support expenses

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the year ended December 31, 1998 increased 7.7% to $5.7 million as compared to $5.3 million for the same period in 1997. This increase resulted primarily from higher payroll costs needed to attract and retain qualified personnel to support the Company's growing customer base. As a percentage of total revenues, customer support expenses for the year ended December 31, 1998 increased to 7.1% from 6.8% for the same period in 1997.

Development expenses

Development expenses consist primarily of costs associated with the design, programming and testing of the Company's software and services. Development expenses for the year ended December 31, 1998 decreased 3.2% to $12.1 million as compared to $12.5 million for the same period in 1997. A decrease of approximately $870,000 in development expenses resulted from reductions in headcount and related expenses associated with the spin out of the Clarinet business unit effective March 31, 1998 and the discontinuation of other development efforts previously maintained by Individual. Approximately 50% of this decline was offset by higher payroll costs related to increases in headcount associated with ongoing development efforts. As a percentage of total revenues, development expenses for the year ended December 31, 1998 decreased to 15.2% from 16.1% for the same period in 1997.

Sales and marketing expenses

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the year ended December 31, 1998 decreased 8.7% to $33.2 million as compared to $36.4 million for the same period in 1997. The overall decrease in sales and marketing expenses resulted from reductions in customer acquisition costs. In addition, product management and advertising sales costs incurred during 1997 to promote the NewsPage product were not incurred during 1998. This decrease was partially offset by increases in payroll and commission costs associated with increased headcount and sales in the Enterprise business. Additionally, twelve months of sales and marketing costs for the Clarinet business unit were included as part of total sales and marketing costs for 1997, but only three months were included in 1998 as a result of the spin off of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, sales and marketing expenses for the year ended December 31, 1998 decreased to 41.8% from 47.0% for the same period in 1997.

General and administrative expenses

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 1998 decreased 19.7% to $4.4 million as compared to $5.5 million for the same period in 1997. The decrease in general and administrative expenses was due primarily to a reduction in professional fees associated with special business development efforts and a reduction in senior management following the Merger. Additionally, twelve months of general and administrative costs for the Clarinet business unit were included as part of total general and administrative costs for 1997, but only three months were included in 1998 as a result of the spin off of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, general and administrative expenses for the year ended December 31, 1998 decreased to 5.6% from 7.1% for the same period in 1997.

Merger, disposition and other charges

Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's business combinations and dispositions. For the year ended December 31, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual, the purchase of ISS, the spin off of the Clarinet business unit, the severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the year ended December 31, 1997, merger, disposition and other charges totaling $5.1 million related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual.

Interest income and other, net

Interest income and other, net for the year ended December 31, 1998, decreased to $2.3 million from $3.0 million for the same period in 1997, due to a reduction in interest income associated with lower cash and investment balances.

Provision for income taxes

The provision for income taxes for the year ended December 31, 1998 decreased to $166,000 from $1.3 million for the same period in 1997. The higher tax provision for the year ended December 31, 1997 resulted from the profitable operations of Desktop Data when operating as a separate entity. Components of the provision for income taxes include state taxes due in states in which the Company did not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Year Ended December 31, 1997, as Compared to the Year Ended December 31, 1996

Revenues

Total revenues for the year ended December 31, 1997 increased 25.3% to $77.5 million compared to $61.8 million for the same period in 1996. Approximately two-thirds of this increase was due to growth in revenues from the Company's Enterprise business. The remaining increase resulted from growth in the NewsPage business and the inclusion of 12 months of other revenue generated from the Hoover product line in 1997 versus only 2.5 months in 1996.

Enterprise revenue for the year ended December 31, 1997 increased 19.1% to $58.9 million as compared to $49.5 million for the same period in 1996. The increase in Enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

NewsPage revenue for the year ended December 31, 1997 increased 102.2% to $5.8 million as compared to $2.9 million for the same period in 1996. The increase in NewsPage revenue resulted primarily from higher advertising and subscription revenue generated from the NewsPage product.

Other revenues increased 34.2% to $12.7 million as compared to $9.5 million for the same period in 1996. The increase in other revenues was due primarily to increased revenue from the Hoover product line offset by decreases in revenues from other product lines that have been terminated or are being de-emphasized by the Company. The Hoover Business Intelligence Services unit was acquired by the Company on October 17, 1996. The acquisition was accounted for as a purchase. As a result, only 2.5 months of revenue from the Hoover product line was included in the Company's revenues for 1996.

Cost of revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 1997 increased to 39.0% from 37.5%, for the same period in 1996. The percentage increase in cost of revenues was due primarily to increased royalties paid to third-party information providers.

Customer support expenses

Customer support expenses for the year ended December 31, 1997 increased 76.8% to $5.3 million as compared to $3.0 million for the same period in 1996. This increase resulted primarily from higher staffing levels needed to support new product lines and a growing customer base for existing product lines. As a percentage of total revenues, customer support expenses for the year ended December 31, 1997 increased to 6.8% from 4.8% for the same period in 1996.

Development expenses

Development expenses for the year ended December 31, 1997 increased 34.6% to $12.5 million as compared to $9.3 million for the same period in 1996. The increase in development expenses resulted from higher staffing levels needed to continue developing new features and enhancing existing features for multiple product lines. As a percentage of total revenues, development expenses for the year ended December 31, 1997 increased to 16.1% from 15.0% for the same period in 1996.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 1997 increased 36.0% to $36.4 million as compared to $26.8 million for the same period in 1996. The increase in sales and marketing expenses resulted primarily from increases in customer acquisition costs and nonrecurring product management and advertising sales costs incurred in 1997 to promote the NewsPage product. Additionally, higher payroll and commission costs associated with growing headcount in sales and marketing and higher revenues contributed to the overall increase. As a percentage of total revenues, sales and marketing expenses for the year ended December 31, 1997 increased to 47.0% from 43.3% for the same period in 1996.

General and administrative expenses

General and administrative expenses for the year ended December 31, 1997 decreased 22.3% to $5.5 million as compared to $7.1 million for the same period in 1996. The decrease in general and administrative expenses was due primarily to a decrease in headcount and a reduction of professional fees and related costs associated with business acquisitions and other non-recurring events which took place in 1996. As a percentage of total revenues, general and administrative expenses for the year ended December 31, 1997 decreased to 7.1% from 11.5% for the same period in 1996.

Merger, disposition and other charges

For the year ended December 31, 1997, merger, disposition and other charges totaling $5.1 million related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual. For the year ended December 31, 1996, merger, disposition and other charges totaled $39.4 million, of which $35.6 million was a non-cash charge related to purchased technology. The remaining charge related to goodwill amortization and other costs associated with companies previously acquired by Individual.

Interest income and other, net

Interest income and other, net for the year ended December 31, 1997, increased to $3.0 million from $1.7 million for the same period in 1996, due to an increase in interest income associated with higher cash and investment balances.

Provision for income taxes

The provision for income taxes for the year ended December 31, 1997 increased to $1.3 million from $614,000 for the same period in 1996. The higher tax provision for the year ended December 31, 1997 related to the tax provision generated from the profitable operations of Desktop Data when operating as a separate entity. Components of the provision for income taxes include state taxes due in states in which the Company did not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Liquidity and Capital Resources

The Company's cash, cash equivalents and investments totaled $41.6 million at December 31, 1998, as compared to $58.5 million at December 31, 1997, a decrease of $16.9 million.

The Company's operations used $8.5 million, $5.7 million, and $2.2 million of cash in 1998, 1997, and 1996, respectively. The use of cash in operations primarily resulted from the Company's operating losses.

The Company's investing activities used $404,000 in 1998. This net use of cash included a $3.9 million contingent purchase price payment made to founders of a former subsidiary of Individual, $3.8 million in capital expenditures and $1.5 million related to the Company's acquisition of ISS. These expenditures were partially offset by $8.9 million in proceeds resulting from decreases in the short-term investment balances caused by the reinvestment of cash from maturing investments into new investments with an original maturity of less than three months (i.e. cash equivalents). The Company's investing activities provided $17.1 million in 1997. This net cash inflow resulted primarily from decreases in the short-term and long-term investment balances caused by the reinvestment of cash from maturing investments into new investments with an original maturity of less than three months (i.e. cash equivalents). These cash inflows were partially offset by $4.7 million in capital expenditures. In 1996, the Company's investing activities used $28.1 million. This net use of cash was primarily made for investments in marketable securities of $21.2 million, investments in equipment and investments in a Japanese joint venture. These expenditures were partially offset by the proceeds from the sale of a former Individual business unit.

The Company's net financing activities provided approximately $800,000, $1.6 million and $25.9 million in 1998, 1997, and 1996, respectively. In 1998 and 1997, cash inflows were derived primarily from employee stock option exercises (including tax benefits) and purchases under the employee stock purchase plan. In 1996, a majority of the cash inflows resulted from the completion of Individual's initial public offering. In 1998, the Company used $2.1 million of its $4.0 million in proceeds received from employee stock purchases to re-acquire 345,000 shares of its own stock in the open market. In 1996, the Company spent $10.0 million towards the repayment of senior subordinated notes.

The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

The Company believes that its current cash and cash equivalents, investment balances and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

Year 2000 Readiness Disclosure Statement

  The Company has established a Year 2000 compliance program. The Company has been performing Year 2000 tests for the past three years and a formal organization structure of senior management and quality assurance personnel for
support of Year 2000 initiatives has been in place since April 1997.   While the
Company anticipates that its services and internal systems should operate correctly at the turn of the century, unforeseen "bugs" or "glitches" with respect to the Company's services or services of its vendors may arise.

  Compliance Program: The scope of the Company's compliance program focuses on four key areas: service offerings, third-party information providers, business partners' applications, and internal systems. The Company's compliance program has a three-step process to evaluate each of the key areas which includes (i) inventory review, (ii) assessment/testing, and (iii) resolution and contingency planning.

 . Service offerings. Since the Merger in February 1998, the Company has taken an inventory of existing services from its predecessor companies to review its overall compliance status. The Company is testing certain released services offered by the Company, but has decided not to test those services that will be discontinued before the Year 2000. As of December 31, 1998, the Company had completed testing on approximately 50% of its supported services and estimates completion of this test process by June 30, 1999. When testing services for Year 2000 compliance, the Company attempts to confirm that
   (i) news can be collected over the boundary from 12/31/1999 to 1/1/2000,
   (ii) date fields with either two or four digit year formats will function correctly for years in the new millennium, (iii) date fields in both server and client log files will be displayed correctly, (iv) the services will be able to conduct searches for date ranges that overlap the new millennium, and
   (v) the Year 2000 will be recognized as a leap year. New services under development for this year and next have Year 2000 qualification as part of their standard test plans. None of these development projects have been impacted by the Company's Year 2000 readiness efforts.

 . Third-party information providers. The Company relies on content provided by third-party information providers. Communication with the Company's information providers with respect to their Year 2000 compliance status was 50% complete as of December 31, 1998. The Company's goal is to have all information providers' compliance responses complete by June 30, 1999. Also, the Company is trying to minimize its dependence on third party information provider's external date formats by internally generating timestamps on its server. While the Company is committed to taking every reasonable action to obtain assurances from such third-party information providers that their software is Year 2000 compliant, it can not guarantee the performance of such providers or predict whether the assurances provided by them may be accurate and realistic.

 . Business Partners' Applications. The Company's customers invest in third-party software, some of which is supplied by the Company's business partners for the purpose of integrating news into the customer's applications. The Company has identified such business partners and has requested from them the status of their Year 2000 compliance efforts. These communications were 50% complete as of December 31, 1998. The Company's goal is to have all business partners' compliance responses received by June 30, 1999. Additionally, the Company has an arrangement with WavePhore, a common carrier communications vendor, for the delivery of news and information from third party news providers who do not have their own broadcast communications capability. WavePhore has stated that it intended to have all of its products and services year 2000 compliant by December 31, 1998. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

 . Internal Systems. The Company has completed its inventory of its internal systems and its assessment of such systems' compliance status is 60% complete, with an anticipated completion date of June 30, 1999. The scope of these systems ranges from accounting, payroll, communications, network hardware and applications, internet access, internal information systems, hosted customer servers, and production news refinery systems. The majority of the Company's internal systems and equipment are currently Year 2000 compliant.

  Costs: To date the Company has not relied on outside consulting expertise for assessing its services or testing for Year 2000 related issues. The Company is utilizing internal personnel to identify Year 2000 readiness in its supported services, network hardware/applications, internal business and information systems. The Company estimates that the total direct cost of the Company's Year 2000 compliance efforts will be approximately $1,000,000. The total time estimated for the project for internal employees would equate to approximately nine person years. As of December 31, 1998, the Company had spent approximately $150,000. These costs do not include estimates of indirect costs associated with time spent by the Company's management or staff discussing Year 2000 issues internally or with third parties. Such discussions are handled by existing employees through the ordinary course of business. The Company has not identified the need to hire additional staff specifically to address third party questions or concerns.

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

  In connection with the Company's business partners' applications, the Company has developed alternative delivery solutions, such as the internet or leased line transmission, to be used if WavePhore experiences similar delivery difficulties as discussed above. The Company estimates that in the worst case scenario, it would take approximately eight weeks for it to remedy such a delivery problem. While the Company does not anticipate a failure in its ability to deliver news, and has established contingency plans as discussed above, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and
(iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted. For an additional discussion of the risks associated with the Company's dependence on news transmission sources, see the Risk Factor section of this filing regarding Dependence on News Transmissions Sources.

  Contingency Plans: At this time, the Company's contingency plans relating to the above discussed Year 2000 issues include (i) having additional support staff and programmers on call for January 1, 2000, in the event of a disruption of the Company's services, (ii) seeking alternative news sources and (iii) preparing alternative news delivery mechanisms. The Company's assessment of its services and internal systems for Year 2000 compliance will be an ongoing effort throughout the remainder of this year. The information contained herein is the product of conclusions made from the information and test results available to the Company at this time.

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

Management of Growth and Hiring of Additional Personnel

The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced difficulty in recruiting and retaining qualified personnel. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition. On October 28, 1998, the Company announced that Edward R. Siegfried will retire from his full time position as Vice President-Finance and Chief Financial Officer effective March 31, 1999. Mr. Siegfried has served as Vice President of Finance since March 1989. At the time of this filing, the Company had not identified a successor for Mr. Siegfried.

Fluctuations in Quarterly Results

  The Company's quarterly operating results may fluctuate significantly in the future depending on factors such as demand for its services, changes in service mix, the size and timing of new and renewal subscriptions from corporate customers, advertising revenue levels, the effects of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis and the level of product and price competition. A substantial portion of the Company's cost of revenue, which consists principally of fees payable to information providers, communications costs and personnel expenses, is relatively fixed in nature. The operating expense levels of the Company are based, in significant part, on their expectations of future revenue. If quarterly revenues are below management's expectations, results of operations would be adversely affected because a relatively small amount of the Company's costs and expenses will vary with its revenues.

Future Operating Results Uncertain

  The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers as well as increase penetration into existing customers. In addition, as of December 31, 1998, the Company had an accumulated deficit of approximately $103.8 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

Dependence on Continued Growth in Use of the Internet


  The Company distributes certain services across multiple delivery platforms, including facsimile, electronic mail, and private networks based on Lotus Notes and other groupware products. Sales of certain of the Company's services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Reliance on Advertising Revenues and Uncertainty of the Web as an Advertising Medium

  The Internet is an unproven medium for paid advertising sponsorship of Web-based services such as the Company's NewsPage product. Subscriptions to the Web-based service are partially subsidized by revenues from the sale of advertisements on the Web pages of such services. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues to subsidize subscriptions to its Web-based services will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there is intense competition in the sale of advertising on the Internet, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

     The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by extremely large and well-capitalized companies as well as smaller competitors.

   Enterprise Business

   The Company's Enterprise business competes or may compete directly or indirectly with the following categories of companies:

 . large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson, Reuters and Thomson;

 .  market data services companies such as ADP, Bloomberg and Bridge;

 . traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of World Wide Web sites on the Internet;

 . large providers of LAN-based software systems such as Lotus/IBM and Microsoft, which could, in the future, ally with competing news and information providers; and

 . to a lesser degree, consumer-oriented, advertising-subsidized Web-based services and Internet access providers.

   Many of the market participants named above have substantially greater financial, technical and marketing resources than the Company.

   Increased competition, on the basis of price or otherwise, may require price reductions or increased spending on marketing or software development, which could have a material adverse effect on the Company's business and results of operations.

   NewsPage Business

   The Company's NewsPage business competes directly with many other Web-based news and information services. The market for Internet services is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and it is expected that competition will continue to intensify. NewsPage competes, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

 . publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal, CNN and CNBC;

 .  general purpose consumer online services such as America Online and Microsoft
   Network, each of which provides access to financial and business-related content and services;

 . online services or Web sites targeted to business, finance and investing needs, such as TheStreet.com and Motley Fool; and

 . Web search and retrieval and other online services, such as Excite, Inc., InfoSeek Corporation, Lycos, Inc., Yahoo! Inc., and other high-traffic Web sites, such as those operated by Netscape Communications Corporation, which offer quotes, financial news and other programming and links to other business and finance related Web sites.

   It is anticipated that the number of direct and indirect competitors will increase in the future. This could result in price reductions for advertising, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect the business of the Company, results of operations and financial condition.

Risks Relating to Acquisitions


  Management may from time to time consider acquisitions of assets or businesses that it believes may enable the Company to obtain complementary skills and capabilities, offer new services, expand its customer base or obtain other competitive advantages. Such acquisitions involve potential risks, including difficulties in assimilating the acquired company's operations, technology, services and personnel, completing and integrating acquired in-process technology, diverting management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees.

Dependence on Cooperative Marketing Arrangements

  The Company has entered into certain cooperative marketing agreements and informal arrangements with software vendors, Web site sponsors and operators of online services, including Microsoft, Netscape, Yahoo! and Dow Jones. These companies presently market services that compete directly with those of the Company. If the Company's marketing activities with such companies were terminated, reduced, curtailed, or otherwise modified, the Company may not be able to replace or supplement such efforts alone or with others. If these companies were to develop and market their own business information services or those of the Company's competitors, the Company's business and results of operations and financial condition may be materially and adversely affected.

Litigation Risks

  A class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the First Circuit. Oral arguments were heard on December 10, 1998. On March 22, 1999, the United States Court of Appeals for the First Circuit entered judgment affirming the District Court's dismissal of the class action.

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


Dependence on News Transmission Sources


  The Company's news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through an arrangement between the Company and WavePhore, a common carrier communications vendor. WavePhore presently markets services that compete directly with those of the Company. WavePhore is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WavePhore expires on December 31, 1999. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WavePhore were terminated on short notice, or if WavePhore were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business could be materially and adversely affected. The Company believes that if WavePhore were unable to fulfill its obligations, other sources of retransmission would be available to the Company, although the transition from WavePhore to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition. Wavephore did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of the Company's customers. The interruption was resolved in approximately ten days and did not have a material impact on the Company's financial results.

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

Risks Relating to Year 2000 Issues

  The Company believes that its software and services are substantially year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. The Company utilizes third-party computer and telecommunications equipment to produce and distribute its services as well as to operate other aspects of its business, and while the Company is currently testing all such systems, there can be no assurances that such equipment is Year 2000 compliant. The Company also is addressing two categories of possible issues relating to its third party information suppliers: (i) a small percentage of wires may exhibit presentation issues with the new millennium and
(ii) some third party information providers may have delivery problems associated with Year 2000 issues. The Company is identifying presentation issues and when identified, they are being handled by contacting the information provider who may correct the problem at the source or by having the Company develop a workaround in the software. The risks associated with delivery problems present more serious issues for the Company as the Company would be without certain news content. The Company will seek to obtain substitute news sources if specific news providers experience technical difficulties delivering their content as a result of a Year 2000 problem, but the Company cannot guarantee the availability of such substitute content. Also, the Company has developed alternative delivery solutions, such as the internet or leased line transmission, to be used if WavePhore, a common carrier communications vendor that delivers news and information from certain third party news providers, experiences delivery difficulties due to the Year 2000 problem. The Company estimates that in the worst case scenario it would take approximately eight weeks for it to remedy such a delivery problem. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software and services are Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic. Although the Company does not anticipate a failure in its ability to delivers news, and has established contingency plans, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and (iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted.

Rapid Technological Change

  The business information services, software and communications industries are subject to rapid technological change, which may render existing services obsolete or require significant unanticipated investments in research and development. The Company's future success will depend, in part, upon its ability to enhance its service offerings and keep pace with technological developments. The Company's future success will depend on its ability to enhance its existing services, to develop new services that address the needs of its customers and to respond to technological advances and emerging industry standards and practices, each on a timely basis. Services as complex as those offered by the Company entail significant technical risks, often encounter development delays and may result in service failures when first introduced or as new versions are released. Any such delays in development or failures that occur after commercial introduction of new or enhanced services may result in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

Proprietary Rights and Intellectual Property

  The Company is heavily dependent upon proprietary technology. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or services. The Company licensed the proprietary SMART filtering software, which is used as the filtering engine within the Company's news Refinery, from Cornell Research Foundation, Inc. ("Cornell University"). Under the terms of the license agreement with Cornell University, the Company had exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on the SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Provided that the Company does not default on the license agreement, the Company will retain a continuing worldwide, non-exclusive, perpetual royalty-free right to use the SMART software; and in addition, the Company owns, and will continue to own, all enhancements to the SMART software that it has developed. There can be no assurance, however, that Cornell University has not or will not license the SMART software to a third-party, including a competitor of the Company. In addition, Cornell University may terminate the license agreement if the Company has materially breached the agreement and such breach remains uncured for 60 days after written notice of such breach has been given. If the license agreement for the SMART technology were to terminate, there can be no assurance that a replacement solution could be developed or acquired, on a timely basis or at all, and on favorable terms to the Company. Consequently, any termination of the Company's license agreement with Cornell University would have a material adverse effect on the Company's business, results of operations, and financial condition.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of December 31, 1998, the Company did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The Company maintains a short-term investment portfolio consisting of U.S.
treasury notes, U.S. Government agencies and corporate bonds.   These held-to-
maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of December 31, 1998, the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NewsEdge Corporation:

We have audited the accompanying consolidated balance sheets of NewsEdge Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of Individual, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 5. Such statements are included in the consolidated financial statements of NewsEdge Corporation and reflect total assets of approximately 34 percent in 1997 and total revenues of approximately 46 percent and 45 percent in 1997 and 1996, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Individual, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of NewsEdge Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        Arthur Andersen LLP



Boston, Massachusetts
January 29, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Individual, Inc:

We have audited the consolidated balance sheet of Individual, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Individual, Inc. as of December 31, 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                                                   PricewaterhouseCoopers LLP


Boston, Massachusetts
January 30, 1998, except as to the information in
Note 15, for which the date is February 27, 1998

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                              December 31,
                                                   --------------------------------
                                                      1998                   1997
                                                   (in thousands, except share data)
ASSETS

Current Assets:
 Cash and cash equivalents                        $  37,808               $ 45,854
 Short-term investments                               3,782                 12,685
 Accounts receivable, net of allowance
    for doubtful accounts of $306 and $508
    in 1998 and 1997, respectively                   13,112                 17,903
 Prepaid expenses and deposits                        5,037                  5,718
                                                  ---------               --------
     Total current assets                            59,739                 82,160
                                                  ---------               --------

Property and Equipment, at cost:
 Computer equipment                                  17,534                 14,374
 Furniture and fixtures                               1,116                  1,163
 Leasehold improvements                                 842                    840
 Equipment under capital leases                         852                    871
                                                  ---------               --------
                                                     20,344                 17,248

Accumulated depreciation                            (11,206)                (7,751)
                                                  ---------               --------
                                                      9,138                  9,497
                                                  ---------               --------
Other Assets                                            277                    589
                                                  ---------               --------
                                                  $  69,154               $ 92,246
                                                  =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                 $   2,864               $  5,639
 Accrued expenses                                    17,853                 13,319
 Deferred revenue, current                           27,837                 32,374
 Current portion of long-term obligations               891                  1,298
                                                  ---------               --------
     Total current liabilities                       49,445                 52,630
                                                  ---------               --------
Long-term obligations, less current portion             303                  1,132
                                                  ---------               --------
Deferred Revenue, noncurrent                            157                     39
                                                  ---------               --------

Commitments and Contingencies  (Note 11)

Stockholders' Equity:
Common stock, $.01 par value;
   35 million shares authorized,
   17.5 and 16.9 million shares issued, and
   17.2 and 16.9 million shares outstanding at
   December 31, 1998 and 1997, respectively             175                    169
Additional paid-in capital                          124,890                124,853
Cumulative translation adjustment                        63                     23
Accumulated deficit                                (103,828)               (86,600)

Treasury stock, at cost; 345,000 shares at
   December 31, 1998                                 (2,051)                     -
                                                  ---------               --------
     Total stockholders' equity                      19,249                 38,445
                                                  ---------               --------
                                                  $  69,154               $ 92,246
                                                  =========               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                              Years Ended December 31,
                                                               ---------------------------------------------------
                                                                  1998                  1997                 1996
                                                                  ----                  ----                 ----
                                                                       (in thousands, except per share data)
Revenues                                                       $ 79,532              $ 77,471             $ 61,838
Costs and Expenses:
  Cost of revenues                                               32,394                30,245               23,186
  Customer support expenses                                       5,679                 5,275                2,983
  Development expenses                                           12,073                12,477                9,268
  Sales and marketing expenses                                   33,217                36,402               26,769
  General and administrative expenses                             4,445                 5,535                7,124
  Mergers, dispositions and other charges                        11,094                 5,084               39,422
                                                               --------              --------             --------
    Total costs and expenses                                     98,902                95,018              108,752
                                                               --------              --------             --------
    Loss from operations                                        (19,370)              (17,547)             (46,914)
Interest Income and Other, net                                    2,308                 2,983                1,672
                                                               --------              --------             --------
    Loss before provision for income taxes                      (17,062)              (14,564)             (45,242)
Provision for Income Taxes                                          166                 1,297                  614
                                                               --------              --------             --------
    Net loss                                                    (17,228)              (15,861)             (45,856)
Accretion of Dividends on Redeemable Preferred Stock                  -                     -                 (463)
                                                               --------              --------             --------
    Net loss to common stockholders                            $(17,228)             $(15,861)            $(46,319)
                                                               ========              ========             ========
Earnings Per Share (Note 3):
  Basic and diluted net loss per common share                    $(1.00)               $(0.95)              $(3.12)
                                                               ========              ========             ========
  Pro forma net loss per common share                                                                       $(2.95)
                                                                                                          ========
  Weighted average common shares outstanding                     17,194                16,729               14,827
                                                               ========              ========             ========
  Pro forma weighted average common shares outstanding                                                      15,543
                                                                                                          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                (in thousands)

                                               Preferred Stock          Common Stock
                                              ------------------    ----------------------       Additonal     Cumulative
                                              Number of    Par      Number of        Par          Paid-In     Translation
                                                shares    Value       shares        Value         Capital      Adjustment
Balance at December 31, 1995                      306      $ 3          9,996        $ 100        $ 34,105          $ 5
Conversion of redeemable preferred
 stock to common stock                           (306)      (3)         3,813           38          17,730            -
Net proceeds from issuance of common stock          -        -          1,338           13          33,796            -
Stock issued in acquisition of Freeloader           -        -            757            8          33,974            -
Stock issued related to options,
   warrants and ESPP including tax benefits         -        -            584            6           1,758            -
Employee stock compensation                         -        -              -            -             400            -
Cummulative translation adjustment                  -        -              -            -               -           65
Net loss                                            -        -              -            -               -            -
Comprehensive net loss for the year
 ended December 31, 1995
                                               -------------------------------------------------------------------------
Balance at December 31, 1996                        -        -         16,488          165         121,763           70
Stock issued related to options, warrants
     and ESPP, including tax benefits               -        -            303            3           1,827            -
Warrants issued in acquisition of CompanyLink       -        -              -            -             117            -
Common stock issued for consulting services         -        -            109            1           1,149            -
Dissenter shares                                    -        -              -            -              (3)           -
Cummulative translation adjustment                  -        -              -            -               -          (47)
Net loss                                            -        -              -            -               -            -
Decrease in retained earnings from changing
     fiscal year of combining enterprise            -        -              -            -               -            -
Comprehensive net loss for the year
 ended December 31, 1996
                                               -------------------------------------------------------------------------
Balance at December 31, 1997                        -        -         16,900          169         124,853           23
Stock issued related to options, warrants
     and ESPP including tax benefits                -        -            622            6           3,955            -
Purchase of treasury stock                          -        -              -            -               -            -
Contingent purchase price payment                   -        -              -            -          (3,918)           -
Cummulative translation adjustment                  -        -              -            -               -           40
Net loss                                            -        -              -            -               -            -
Comprehensive net loss for the year
 ended December 31, 1997
                                               -------------------------------------------------------------------------
Balance at December 31, 1998                        -      $ -         17,522        $ 175       $ 124,890         $ 63
                                               =========================================================================


                                             Cumulative
                                             Dividends on                         Treasury Stock           Total
                                             Redeemable      Accumulated            Number of         Stockholder's    Comprehensive
                                           Preferred Stock     Deficit        Shares        Cost          Equity            Loss
                                           ---------------     -------        ------        ----          ------            ----
Balance at December 31, 1995                  $ (6,234)        $ (24,580)         79          $ (5)       $ 3,394        $       -
Conversion of redeemable preferred
 stock to common stock                           6,234                 -           -             -         23,999
Net proceeds from issuance of common stock           -                 -           -             -         33,809
Stock issued in acquisition of Freeloader            -                 -           -             -         33,982
Stock issued related to options,
   warrants and ESPP including tax benefits          -                 -         (63)          (26)         1,738
Employee stock compensation                          -                 -           -             -            400
Cummulative translation adjustment                   -                 -           -             -             65               65
Net loss                                             -           (45,856)          -             -        (45,856)         (45,856)
Comprehensive net loss for the year
 ended December 31, 1995                                                                                                 $ (45,791)
                                             ---------------------------------------------------------------------       =========
Balance at December 31, 1996                         -           (70,436)         16           (31)        51,531
Stock issued related to options, warrants
     and ESPP, including tax benefits                -                 -         (16)           31          1,861
Warrants issued in acquisition of CompanyLink        -                 -           -             -            117
Common stock issued for consulting services          -                 -           -             -          1,150
Dissenter shares                                     -               (78)          -             -            (81)
Cummulative translation adjustment                   -                 -           -             -            (47)           $ (47)
Net loss                                             -           (15,861)          -             -        (15,861)         (15,861)
Decrease in retained earnings from changing
     fiscal year of combining enterprise             -              (225)          -             -           (225)
Comprehensive net loss for the year
 ended December 31, 1996                                                                                                 $ (15,908)
                                             ---------------------------------------------------------------------       =========
Balance at December 31, 1997                         -           (86,600)          -             -         38,445
Stock issued related to options, warrants
     and ESPP including tax benefits                 -                 -           -             -          3,961
Purchase of treasury stock                           -                 -         345        (2,051)        (2,051)
Contingent purchase price payment                    -                 -           -             -         (3,918)
Cummulative translation adjustment                   -                 -           -             -             40             $ 40
Net loss                                             -           (17,228)          -             -        (17,228)         (17,228)
Comprehensive net loss for the year
 ended December 31, 1997                                                                                                 $ (17,188)
                                             ---------------------------------------------------------------------       =========
Balance at December 31, 1998                       $ -        $ (103,828)        345      $ (2,051)      $ 19,249
                                             =====================================================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                        1998                1997                1996
                                                        ----                ----                ----
                                                                     (in thousands)
Cash Flows from Operating Activities:
  Net loss                                            $(17,228)          $(15,861)            $(46,319)
  Adjustments to reconcile net loss to
   net cash used in operating activities--
    Depreciation and amortization                        5,707              4,042                2,932
    Accretion of dividends on redeemable
     preferred stock                                         -                  -                  463
    Gain on sale of Bookwire business                        -                  -                 (766)
    (Gain)loss on disposal of property and
     equipment                                            (139)               487                   27
    Compensation recognized under employee
     stock plans                                             -                  -                  400
    Loss on joint venture                                    -                  -                1,883
    Purchased incomplete technology                          -                  -               35,564
    Common stock issued for consulting
     services                                                -              1,150                    -
    Decrease in retained earnings from
     changing fiscal year of combining
     enterprise                                              -               (225)                   -
    Changes in assets and liabilities--
      Accounts receivable                                4,423             (1,005)              (6,648)
      Prepaid expenses and deposits                        639             (2,265)              (1,399)
      Accounts payable                                  (2,724)              (134)               1,956
      Accrued expenses                                   4,862              4,181                1,505
      Deferred revenue                                  (4,021)             3,898                8,248
                                                      --------           --------             --------
        Net cash used in operating activities           (8,481)            (5,732)              (2,154)

Cash Flows from Investing Activities:
  Decrease (increase) in investments, net                8,902             21,661              (21,217)
  Purchases of property and equipment                   (3,812)            (4,681)              (5,976)
  Contingent purchase price payment                     (3,918)                 -                    -
  Investment in joint venture                                -                  -               (1,884)
  Cash acquired from (paid for) acquisition             (1,544)              (280)                 928
  (Increase) decrease in other assets                      (32)               439                    6
                                                      --------           --------             --------
        Net cash provided by (used in)
         investing activities                             (404)            17,139              (28,143)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock,
   net of related expenses                                   -                  -               33,809
  Proceeds from issuances related to stock
   plans, including tax  benefits                        3,961              1,896                1,940
  Purchase of treasury stock                            (2,051)                 -                    -
  Deferred financing costs                                   -                  -                   (9)
  (Decrease) increase in long-term obligations            (711)              (150)                 500
  Payment of senior subordinated notes                       -                  -              (10,000)
  Principal payments under capital leases                 (401)              (105)                (376)
                                                      --------           --------             --------
        Net cash provided by financing
         activities                                        798              1,641               25,864

Effect of Exchange Rate on Cash                             41                (47)                  65
                                                      --------           --------             --------

(Decrease) Increase in Cash and
 Cash Equivalents                                       (8,046)            13,001               (4,368)
Cash and Cash Equivalents, beginning of year            45,854             32,853               37,221
                                                      --------           --------             --------

Cash and Cash Equivalents, end of year                $ 37,808           $ 45,854             $ 32,853
                                                      ========           ========             ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                              $    148           $    352             $    443
                                                      ========           ========             ========
  Cash paid for income taxes                          $    191           $    629             $    816
                                                      ========           ========             ========
Supplemental Disclosure of Noncash Transactions:
  Equipment acquired under capital lease
   obligations                                        $      -           $      -             $     49
                                                      ========           ========             ========
  Conversion of redeemable preferred stock
   to common stock                                    $      -           $      -             $ 23,999
                                                      ========           ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


(1)  Nature of the Business

     NewsEdge Corporation is the leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for business. NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered, so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

     NewsEdge Corporation is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East. The Company was formed as Desktop Data, Inc. in 1988, acquired Investment Software Systems, Inc. ("ISS") from ADP Financial Services, Inc. in January 1998, and upon the closing of the February 1998 merger (the "Merger") with Individual, Inc. ("Individual") changed its name to NewsEdge Corporation.


(2)  Significant Accounting Policies

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          Cash and cash equivalents, which have original maturities of less than three months, consist of the following:

                                                                 December 31,
                                                           ------------------------
                                                           1998                1997
                                                           ----                ----
                                                               (in thousands)
           Cash                                          $ 4,308             $ 5,144
           Money market accounts                           1,320               4,774
           Securities purchased under agreements to
           resell                                              -               2,644
           U.S. Government agencies obligations           32,180              27,842
           Commercial paper                                    -               5,450
                                                         -------             -------
                                                         $37,808             $45,854
                                                         =======             =======

     (c)  Investments

          As of December 31, 1998, all of the Company's investments are classified and accounted for as held-to-maturity and reported at amortized cost. As of December 31, 1998 and 1997, the amortized cost of the Company's investments, which approximates fair market value, is as follows:

                                                                 December 31,
                                                           ------------------------
                                                           1998                1997
                                                           ----                ----
                                                               (in thousands)
           Short-term
           U.S. Treasury notes                            $3,782            $ 7,982
           U.S. Government agencies                            -              4,193
           Corporate Bonds                                     -                510
                                                         -------            -------
                                                          $3,782            $12,685
                                                         =======            =======

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

     (e)  Depreciation and Amortization

          The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of assets over their estimated useful lives of three to seven years, except for leasehold improvements, which are depreciated over the shorter of the lease term or life of the asset. Depreciation expense was approximately $3.9 million, $3.5 million and $2.9 million for 1998, 1997 and 1996, respectively.

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

     (g)  Revenue Recognition

          The majority of the Company's services are sold on a subscription basis. Subscription revenues are recognized ratably over the term of the agreement, generally 12 months, beginning upon installation. The unearned portion of revenue is shown as deferred revenue in the accompanying consolidated balance sheets. Royalty revenues are recognized as they are earned under agreements with certain information providers. Advertising revenue is recognized ratably based on contractual terms which are typically either over the advertising period or as advertisements are delivered. Other miscellaneous revenues, generated from hardware sales or professional consulting services, are recognized at the time of shipment or when services are rendered.

     (h)  Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards available for tax reporting purposes, using the applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

     (i)  Foreign Currency Translation

          Revenues and expenses are translated using an average of exchange rates in effect during the year. The majority of asset and liability accounts of foreign consolidating entities are translated using the year-end exchange rates. Historical exchange rates are used for certain accounts where applicable. Cumulative translation adjustments related to the Company's operations in the United Kingdom and Japan are reflected on a separate line in the equity section of the Company's consolidated balance sheet. Gains or losses from foreign currency transactions are expensed as incurred. There were no significant gains or losses from foreign currency transactions during any year presented.

     (j)  Postretirement Benefits

          The Company has no obligations for postretirement benefits.

     (k)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash, cash equivalent and investment balances with one financial institution, and its accounts receivable balances are primarily domestic.

     (l)  Comprehensive Income (Loss)

          SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For all years presented, the only difference between net loss and comprehensive net loss relates to the cumulative translation adjustment.

     (m)  Reclassifications

          Certain prior year amounts have been reclassified to conform with current year's presentation.

     (n)  Long-Lived Assets

          The Company has adopted SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Accordingly, the Company evaluates the possible impairment of long-lived assets at each reporting period. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.


(3)  Basic and Diluted Net Loss per Common Share

     In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net loss per common share is calculated by dividing the net loss to common stockholders by the weighted average number of common shares outstanding for all periods presented. Pro forma basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of vested shares of common stock and preferred stock, on an as-converted basis, outstanding during the period.

     The following common stock equivalents were excluded from the calculation of dilutive earnings per share because their inclusion would be antidilutive to net loss per share.

                                           Year Ended December 31,
                                  ---------------------------------------
                                  1998             1997              1996
                                  ----             ----              ----
                                              (in thousands)
       Preferred stock               -                -               953
       Options                   3,506            2,859             2,366
       Warrants                  1,164              970             1,087
                                 -----            -----             -----
       Total                     4,670            3,829             4,406
                                 =====            =====             =====

     In the 1996 earnings per share calculations, the difference of approximately 716,000 shares between weighted average common shares outstanding and pro forma weighted average common shares outstanding results from the assumed conversion of redeemable preferred stock under the pro forma method.

(4)  Income Taxes

     The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                  1998             1997              1996
                                  ----             ----              ----
                                              (in thousands)
     Current--
       Federal                    $  -           $1,098           $ 1,853
       State                        76              122               328
       International                90               45                67
                                  ----           ------           -------
                                   166            1,265             2,248
     Deferred--
       Federal                       -               29            (1,385)
       State                         -                3              (249)
                                  ----           ------           -------
                                     -               32            (1,634)
                                  ----           ------           -------
      Total                       $166           $1,297           $   614
                                  ====           ======           =======

     A reconciliation of the federal statutory rate to the Company's effective tax rate at December 31, 1998, 1997 and 1996 is as follows:

                                    1998           1997             1996
                                    ----           ----             ----
       Income tax provision at
        federal statutory rate    (34.0)%        (34.0)%          (34.0)%
       Increase (decrease) in
        tax resulting from--
        State tax provision,
        net of federal benefit      0.4            0.8              0.7
       Research and development
        credits                       -           (0.6)               -
       Change in valuation
        allowance                  38.9           43.5             34.3
       Other                       (4.3)          (0.8)             0.3
                                  -----           ----             ----
      Effective tax rate            1.0%           8.9%             1.3%
                                  =====           ====             ====

   The components of deferred income taxes are as follows:

                                                            December 31,
                                                   -----------------------------
                                                      1998                1997
                                                      ----                ----
                                                          (in thousands)
     Net operating loss carryforwards              $ 21,774            $ 17,703
     Financial reserves not yet deductible            3,871               1,359
     Research and development and alternative
      minimum tax credit carryforwards                  903               1,057
     Deferred revenue                                   481                 371
     Depreciation                                      (730)               (894)
     Valuation allowance                            (26,299)            (19,596)
                                                   --------            --------
                                                   $      -            $      -
                                                   ========            ========

     As of December 31, 1998, the Company had net operating loss carryforwards
     (NOLs) and other credit carryforwards related to research and development and alternative minimum tax, available to offset future taxable income, if any, of approximately, $54 million and $903,000, respectively. These carryforwards expire through 2013 and are subject to review and possible adjustment by the Internal Revenue Service. Additionally, the mergers and dispositions discussed in Note 5 raise additional doubt as to the realizability of the deferred tax assets, as the acquired companies have considerable NOLs. As a result, management believes that it is more likely than not that the net deferred tax asset will not be realized.

     During the years ended December 31, 1997 and 1996, a tax benefit related to disqualifying dispositions from stock option exercises of approximately $970,000 and $933,000, respectively, was realized and credited to additional paid-in capital. No tax benefit was realized in 1998 due to the uncertainty related to the future realizability of the NOLs generated from disqualifying dispositions from stock option exercises.


(5)  Mergers and Dispositions

     Merger, disposition and other charges, totaled $11.1 million, $5.1 million and $39.4 million in 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, these costs related primarily to costs associated with the Merger with Individual, the purchase of ISS, the termination of the Clarinet business unit, the severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the year ended December 31, 1997, these costs related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual. For the year ended December 31, 1996, these costs related primarily to a $35.6 million non-cash charge related to purchased technology. The remaining charge related to goodwill amortization and other costs associated with companies previously acquired by Individual. As of December 31, 1998 and 1997, accrued but unpaid amounts associated with the above merger costs totaled $2.3 million and $0, respectively.

Freeloader, Inc.

     On June 28, 1996, the Company completed the acquisition of FreeLoader, Inc. ("FreeLoader") by a subsidiary merger pursuant to the terms of the Agreement and Plan of Reorganization dated as of May 30, 1996 among Individual, FL Merger Corp., a wholly-owned subsidiary of the Company, FreeLoader, and certain stockholders of FreeLoader (the "Merger Agreement"). As a result of the merger, FreeLoader became a wholly-owned subsidiary of the Company.

     Pursuant to the Merger Agreement dated June 1996, the Company issued approximately 937,245 shares of its Common Stock to the stockholders of FreeLoader as consideration for the merger (including up to 180,090 shares of Common Stock reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by the Company in the merger). The aggregate estimated purchase price of approximately $35,600,000 was based on the fair market value of the Company's Common Stock and options and includes estimated accrued transaction costs of approximately $950,000 and the net identifiable liabilities assumed of approximately $633,000. The transaction was accounted for as a purchase. Approximately $35,600,000 of the purchase price has been allocated to purchased technology. This charge for purchased technology, determined to be in-process, in addition to all operating expenses of FreeLoader, predominantly product development expenses, are reflected in mergers, disposition and other charges.

     As of May 31, 1997 the Company ceased operations of FreeLoader. Certain expenses related to FreeLoader, primarily terminated product development projects of approximately $2,000,000, are included in mergers, dispositions and other charges in 1997. In addition, the Company made payments of $1.3 million to the FreeLoader founders as settlement of the $2 million balloon payment required in the merger agreement. The Company also guaranteed the value of certain shares issued to the two founders in the transaction. In February 1998, the two founders of Freeloader exercised their value guarantee resulting in a payment by the Company of $3,918,000.

Hoover

     On October 17, 1996, the Company acquired certain assets and liabilities of the Hoover Business Intelligence Services unit from the Information Access Company (IAC), a unit of The Thomson Corporation (Toronto, Canada). Hoover is an intelligent software agent that provides real-time and archival electronic news and information services. The acquisition, financed through cash and installment payments, was accounted for as a purchase. The purchase price was $1,650,000, including $500,000 in acquisition related costs, of which $1,085,000 was paid in cash, and $565,000 in notes payable over 36 months. Approximately $672,000 of the purchase price was allocated to the net identifiable assets acquired, and approximately $978,000 of the purchase price was allocated to goodwill. At December 31, 1997 there was no remaining goodwill due to amortization of $187,000 and adjustments resulting from the realization of net asset value in excess of net identifiable assets acquired.

Bookwire

     The Company sold its Bookwire business on November 1, 1996 for approximately $1,000,000 in cash. The sale resulted in a pretax gain of $766,000. The results of BookWire were not significant to the consolidated results of the Company in 1996.

CompanyLink

     In June 1997, the Company acquired certain assets and liabilities of the CompanyLink service from Knowledge Factory Partners, L.L.C., a subsidiary of Delphi Internet Services Corporation. The CompanyLink service detects corporate-specific references and detailed market statistics on more than 65,000 companies and dynamically links those references to related news and information on the Web. The purchase price for the acquisition included $280,000 in cash, a Common Stock Purchase Warrant exercisable for the purchase of 25,000 shares of the Company's common stock at an exercise price of $10.50 per share and certain monthly contingent payments payable for a period of twelve months after the closing of the acquisition. The Company also recognized $50,000 of legal and accounting expenses in connection with the acquisition. The acquisition has been recorded using the purchase method of accounting. The total estimated purchase price of $447,000 was originally recorded as an intangible asset. Amortization expense of $273,000 and $174,000 for 1998 and 1997, respectively, is included in mergers, dispositions and other charges.

Clarinet Communications Corp.

     In June 1997, the Company completed the acquisition of ClariNet Communications Corp. ("ClariNet") through a subsidiary merger, whereby a wholly-owned subsidiary of the Company was merged with and into ClariNet, with ClariNet continuing as the surviving corporation and a wholly-owned subsidiary of the Company. ClariNet publishes a global electronic newspaper on the Internet called ClariNews, which is distributed through internet service providers and to corporations, educational institutions and individual subscribers. Under the terms of the ClariNet merger agreement, each share of ClariNet Communications Corp. common stock was exchanged for
     0.10977437 shares of the Company's common stock. Approximately 737,500 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of ClariNet (including approximately 69,256 shares reserved for issuance upon exercise of outstanding ClariNet stock options assumed by the Company in the merger). The transaction was accounted for as a pooling of interests and therefore all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

     Effective March 31, 1998, the Company spun off the Clarinet business unit to its management and received 750,000 shares of Series A Preferred Stock in the newly formed corporation, NaviLinks, Inc. The investment was accounted for using the equity method of accounting. The carrying value of the investment as of December 31, 1998 was zero.

     ISS

     On January 6, 1998, the Company acquired the assets, customers, and personnel of ISS, a former business unit of ADP Financial Services, Inc., for approximately $1.5 million in cash. The acquisition has been recorded using the purchase method of accounting. The management and staff of ISS joined the Company to form the nucleus of the Company's new professional services initiative.

     Individual, Inc.

     On February 24, 1998, the Company completed its merger with Individual, Inc. Under the terms of the merger agreement, each share of Individual, Inc. common stock was exchanged for 0.50 shares of the Company's common stock. Approximately 8,230,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Individual. Approximately 2,873,000 shares were reserved for issuance upon exercise of outstanding Individual stock options and warrants assumed by the Company in the merger. The transaction was accounted for as a pooling of interests and therefore all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

     In accordance with APB No. 16, the following pro forma financial data are presented for the Company and Individual:

                                    Three Months Ended
                                      March 31, 1998
                                      --------------
                                      (in thousands)
NewsEdge Corporation:
 Revenues                                $11,787
 Net loss                                 (8,487)

Individual, Inc.:
 Revenues                                $ 7,962
 Net loss                                 (5,362)


(6)  Joint Venture

     On May 31, 1996 the Company acquired, for approximately $1,883,000 in cash, 44% of the shares of NewsWatch, Inc. ("NewsWatch"), a joint venture established by the Company, Toshiba Corporation and Mitsui & Co. Ltd. The joint venture was established to provide customized electronic information services in Japan. The investment is being accounted for using the equity method of accounting. The Company's share of undistributed losses of NewsWatch, included in interest income and other, net, has reduced the investment in the joint venture to zero.

     The Company had entered into certain software and know-how license agreements with the joint venture in exchange for an initial lump sum royalty payment to the Company of approximately $1,032,000, net of intercompany profits, received in May 1996, and continuing royalties based on revenue of the joint venture over a twenty-year period.


(7)  Stockholders' Equity

     (a) Common Stock

         During 1998, the stockholders authorized an increase in the number of authorized shares of Common Stock from 15,000,000 to 35,000,000. Common stockholders are entitled to one vote for each share held.

     (b) Preferred Stock

         As of December 31, 1995, Individual had approximately 306,000 shares and 2,185,000 shares of convertible preferred stock and redeemable preferred stock (collectively, Individual Preferred Stock), respectively. All series of Individual Preferred Stock were converted into an aggregate of approximately 3,813,000 shares of common stock upon the closing of Individual's initial public offering.

         On June 26, 1995, the Company's stockholders authorized 1,000,000 shares of undesignated preferred stock. At December 31, 1998, no such shares were issued or outstanding.

     (c) Stock Repurchase Program

         In September 1998, the Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company's common stock on the open market. As of December 31, 1998, 345,000 shares had been repurchased at a cost of approximately $2,051,000.


(8)  Warrants

     In connection with the acquisition of Individual, the Company assumed 963,516 outstanding and exercisable warrants. These warrants were issued principally to employees of Individual in 1989 and 1991. As of December 31, 1998, the weighted average life of these warrants was 1.13 years and the weighted average exercise price was $16.28 per share.

     On November 6, 1998, the Board of Directors approved the issuance of 200,000 warrants at an exercise price of $8.50 per share to one of the Company's vendors as part of an agreement for services. These warrants were issued with an exercise price in excess of the fair market value of $7.25 at the time of grant. Vesting will occur over a three-year period beginning on January 1, 1999. Typically these warrants would expire on November 6, 2003, but may be subject to an earlier expiration based upon the occurrence of certain events discussed in the warrant agreement. Based on an estimated value of $2.96 per share, an aggregate expense of $592,000 will be charged to the Company's consolidated statements of operations over the three-year vesting period beginning on January 1, 1999. The Company computed the fair value per share of these warrants in accordance with SFAS No. 123, using the Black-Scholes valuation model. The assumptions were as follows: risk-free interest rate of 4.57%; contractual life of 3 years; volatility of 63%; and a dividend yield rate of 0%.


(9)  Stock Plans

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

     (b)  1995 Stock Plan

          On June 26, 1995, the Company's stockholders approved the 1995 Stock Plan (the 1995 Plan). The 1995 Plan is administered by the Board of Directors and provides for stock awards, direct purchases and the grant of options to purchase shares of the Company's common stock. A maximum of 4,125,000 shares may be issued under this plan. Options granted under the 1995 Plan expire 10 years from the date of grant.

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

     (d) Former Stock Option Plans of Individual, Inc.

         As of December 31, 1998, there were approximately 948,000 shares issued and outstanding under former Individual stock option plans assumed by the Company pursuant to its acquisition of Individual. No additional options will be issued under any of these plans.

     (e) Stock Option Plan Activity

         The following schedule summarizes all stock option activity for the three years ended December 31, 1998 (shares in thousands):

                                          1998                          1997                             1996
                        ----------------------------------------------------------------------------------------------------
                                              Weighted                         Weighted                        Weighted
                                              Average                           Average                          Average
                                  Shares    Exercise Price      Shares        Exercise Price     Shares      Exercise Price
                        ----------------------------------------------------------------------------------------------------
Outstanding, beginning
 of year                           2,859        $7.51            2,366           $12.29           1,481           $ 6.63
   Granted                         1,955         9.37            2,113             9.71           1,964            17.41
   Exercised                        (574)        6.48             (260)            1.49            (525)            0.73
   Terminated                       (734)        8.42           (1,360)           16.01            (554)           17.45
                                   -----        -----            -----           ------          ------           ------
Outstanding, end of year           3,506        $8.56            2,859           $ 7.63           2,366           $12.29
                                   =====        =====            =====           ======          ======           ======
Exercisable, end of year           1,323                           835                              459
                                   =====                         =====                           ======
Weighted average fair
 value of options
 granted during the year           $5.20                         $5.36                           $10.07
                                   =====                         =====                           ======

         The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                                Options Outstanding                  Options Exercisable
                                    ----------------------------------------     ---------------------------
                                       Number         Weighted
                                    Outstanding       Average       Weighted        Number        Weighted
             Exercise Price/           as of         Remaining      Average      Exercisable      Average
                Range of            December 31,    Contractual     Exercise     at December      Exercise
             Exercise Prices            1998        Life (Years)     Price         31, 1998        Price
          -------------------------------------------------------------------------------------------------
            $ 0.02 -- $  5.50             85           3.95         $ 1.58             83         $ 1.59
              6.38 --    8.25          1,519           8.49           6.69            804           6.52
              8.63 --   10.88          1,758           8.70          10.03            397           9.13
             11.00 --   16.00            123           7.65          12.21             18          13.25
             24.00 --   34.00             21           6.78          26.63             21          26.64
                                       -----           ----         ------          -----         ------
            $ 0.02 -- $ 34.00          3,506           8.45         $ 8.56          1,323         $ 7.40
                                       =====           ====         ======          =====         ======

         In February and June of 1997, the Company's Board of Directors authorized the repricing of certain of its stock options to $14.13 and $8.63, respectively. Each price was equal to or greater than the closing price of the Company's common stock on the date of the repricing.

         During 1996 and 1997, Individual repriced certain of its stock options to $12.50 and $6.50, respectively. Each price was equal to or greater than the market value of the Company's common stock on the date of the repricing.

     (f) 1995 Employee Stock Purchase Plan

         On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase up to 500 shares of the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semiannual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed the $25,000 annual IRS limit). At December 31, 1998, 445,248 shares of common stock were reserved for purchases under the 1995 Purchase Plan.

     (g) Fair Value of Stock Based Compensation

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No.
         123. The weighted average assumptions used are as follows:

                                                1998              1997             1996
                                                ----              ----             ----
Risk-free interest rate                      4.19-5.95%        5.59-6.80%       5.26-6.70%
Expected dividend yield                         None              None              None
Expected lives                                2-5 years         3-6 years        3-6 years
Expected volatility                              63%               65%              63%
Expected volatility
 (options assumed in Individual merger)           -                80%              80%

       Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss to common stockholders and basic and diluted net loss per common share would have resulted in the following pro forma amounts:

                                                            1998             1997             1996
                                                            ----             ----             ----
                                                             (in thousands, except per share data)
           Net loss to common stockholders--
             As reported                                  $(17,228)        $(15,861)        $(46,319)
             Pro forma                                     (22,326)         (22,624)         (50,195)

           Basic and diluted net loss per common
            share--
             As reported                                  $  (1.00)        $  (0.95)        $  (3.12)
                                                          ========         ========         ========
             Pro forma                                    $  (1.30)        $  (1.35)        $  (3.39)
                                                          ========         ========         ========

(10)  401K Plan

      The Company maintains a 401(k) retirement savings plan (the "Plan"). All employees of the Company are eligible to participate in the Plan after completing at least three consecutive months of service with the

      Company as defined in the plan agreement. The Plan provides that each participant may make voluntary contributions up to 15% of their eligible compensation, limited to the maximum amount allowable by the IRS. The Company may elect to make discretionary matching contributions and/or profit sharing contributions. For the plan years ended December 31, 1998, 1997 and 1996, the employer matching contribution was 20% of the first 6% of the participant contributions. No profit sharing contributions have been made to the Plan since inception. Participants are fully vested in the current value of their basic contributions and all earnings on such contributions. They are vested in Company contributions and earnings thereon after completion of one year of service.


(11)  Commitments and Contingencies

      (a)  Operating Leases

           The Company conducts its operations in facilities under operating leases expiring through 2005. The Company's future minimum lease payments under these leases as of December 31, 1998 are approximately as follows:

                                 Year                  Amount
                            --------------------------------------
                                                    (in thousands)

                                 1999                  $1,936
                                 2000                     887
                                 2001                     786
                                 2002                     794
                                 2003                     359
                             Thereafter                   205
                             ----------                ------
                                                       $4,967
                                                       ======

           Rent expense charged to operations was approximately $2,685,000, $2,558,000 and $1,737,000 for the years ended 1998, 1997 and 1996, respectively.

     (b)   Legal Actions

           On November 13, 1996, a class action shareholder suit was filed against Individual (now the Company), certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in Individual's Prospectus and Registration Statement in connection with its initial public offering relating to the alleged existence of disputes between Joseph A. Amram, Individual's former Chief Executive Officer, and Individual. Plaintiffs seek unspecified damages plus interest, costs and fees. On May 27, 1998, the U.S. District Court for the District of Massachusetts dismissed the class action in its entirety. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the First Circuit. Oral arguments were heard on December 10, 1998. On March 22, 1999, the United States Court of Appeals for the First Circuit entered judgment affirming the District Court's dismissal of the class action.

(12)  Long-term Obligations

      At December 31, 1998 long-term obligations consisted of the following:

                                                                                            Outstanding
                                        Stated           Effective                         Balance as of        Available
          Description               Interest Rate      Interest Rate     Expiration      December 31,1998        Portion
          -----------               -------------      -------------     ----------      ----------------        -------
$748,000 equipment note                 9.50%               9.50%          4/30/99             $  235              N/A
$1,000,000 equipment line            Prime +1.5%            9.25%          12/1/00                 83                -
$2,000,000 equipment line           Prime + 1.0%            8.75%          12/1/00                860                -
---------------------------------------------------------------------------------------------------------------------------
                                                                                               $1,178
                                  Capital lease obligation                                         16
                                                                                               -------
                                  Total obligations                                             1,194
                                  Current obligations                                             891
                                                                                               -------
                                  Long-term obligations                                        $  303
                                                                                               =======

      Borrowings under these lines are secured by substantially all the assets of the Company.

      The Company's long-term debt and credit arrangements contain financial covenants relating to minimum tangible net worth, debt to cash flow, minimum earned revenue, and certain financial ratios. At December 31, 1998, the Company was in compliance with these arrangements.

(13)  Accrued Expenses

      Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                 December 31,
                                             --------------------
                                             1998            1997
                                             ----            ----
                                                (in thousands)
      Payroll and payroll-related          $ 3,658         $ 3,978
      Royalties                              5,040           3,882
      Other                                  9,155           5,459
                                           -------         -------
                                           $17,853         $13,319
                                           =======         =======

(14)  Segment Reporting

      On December 31, 1998, NewsEdge Corporation adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This pronouncement established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business.

      The Company evaluates its operations in three product segments:
      Enterprise, NewsPage and Other.

      The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of December 31, 1998, the Company had over 1,300 enterprise customers, up 29% from the previous year-end, with approximately 600,000 users. The NewsPage business operates NewsPage.com, an Internet site that offers customized, business-oriented news and information free on the Internet and through several tiers of paid subscription services. NewsPage.com is supported in part by targeted advertising. As of December 31, 1998, NewsPage had over 900,000 paid or registered users.

      In addition to the Enterprise business and the NewsPage business, the Company also reports a segment of "other" revenue, which consists of services which are being phased out by the Company, and which the Company expects to be immaterial beyond 1999.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as profit or loss from operations before income taxes, interest and merger, dispositions and other charges. Non-cash expenses included in the segment profitability measure have been detailed separately in the table below. The Company does not evaluate the assets of each operating segment separately as the majority of such assets are commingled and transferable among the different segments.

                                                 Year Ended December 31,
                                       ---------------------------------------
                                       1998              1997             1996
                                       ----              ----             ----
                                                   (in thousands)
Revenues:
   Enterprise                         $67,374          $58,938          $49,484
   NewsPage                             6,351            5,802            2,869
   Other                                5,807           12,731            9,485
                                      -------          -------          -------
        Total revenues                $79,532          $77,471          $61,838

Profit (loss) before income
 taxes, interest and mergers,
 dispositions and other charges:
   Enterprise                         $(5,195)         $(1,805)         $   513
   NewsPage                            (2,935)          (9,089)          (7,504)
   Other                                 (146)          (1,569)            (501)

Non-cash expenses by segment:
   Enterprise                         $ 2,731          $ 2,552          $ 1,782
   NewsPage                               644              455              525
   Other                                  514              516              557


(15)  Valuation and Qualifying Accounts

      A summary of the valuation and qualifying accounts of the Company related to doubtful accounts and merger costs for the three years ended
      December 31, 1998 is as follows (in thousands):

           Reserve Balance at December 31, 1995            $     85
                Additions to reserves                        40,360
                Reductions in reserves                      (39,874)
                                                           --------
           Reserve Balance at December 31, 1996                 571
                Additions to reserves                         6,565
                Reductions in reserves                       (6,629)
                                                           --------
           Reserve Balance at December 31, 1997                 507
                Additions to reserves                        11,094
                Reductions in reserves                       (9,010)
                                                           --------
           Reserve Balance at December 31, 1998            $  2,591
                                                           ========

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

Directors
---------

  The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

Executive Officers
------------------

  The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.



Item 11.  Executive Compensation and Other Information
------------------------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

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

(a)  List of documents filed as part of this report

    (1)  Financial Statements
         --------------------

         Financial Statements (Listed Under Part II, Item 8 and included herein by reference).

    (2)  Financial Statement Schedules
         -----------------------------

         Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

    (3)  Exhibits
         ---------

     Exhibit Number                                   Description of Document
     --------------    -------------------------------------------------------------------------------
         2.1           Agreement and Plan of Merger and Reorganization by and among the Company, and
                       Individual, Inc. dated as of  November 2, 1997 (attached as Annex A to the
                       Prospectus/Joint Proxy Statement contained in the Company's Registration
                       Statement on Form S-4, No. 333-44887)

         3.1           Amended and Restated Certificate of Incorporation of the Company (filed as
                       Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year-ended
                       December 31, 1997 and incorporated herein by reference)

         3.2           Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the
                       Company's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

         4.1           Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1997 and incorporated herein by reference)

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

    +  10.16           Employment Agreement dated as of February 24, 1998 between Michael E. Kolowich and the Company (filed as Exhibit 10.16 to the Company's Annual Report on Form
                       10-K for the year-ended December 31, 1997 and incorporated herein by reference)

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

       10.23           Second Loan Modification Agreement dated as of December 29, 1995 between
                       Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.18 to Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and
                       incorporated herein by reference).

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

       *21.1           Subsidiaries of the Company.

       *23.1           Consent of Arthur Andersen LLP

       *23.2           Consent of PricewaterhouseCoopers LLP

       *24.0           Power of Attorney (included on page 50)

       *27.1           Financial Data Schedule for fiscal year ended 1998

       *27.2           Restated Financial Data Schedule for fiscal year ended 1997

       *27.3           Restated Financial Data Schedule for fiscal year ended 1996

------------------------
*     Filed herewith.
+ Indicates a management contract or a compensatory plan, contract or arrangement

(b)   Reports on Form 8-K.

No reports on Form 8-K have been filed during the period for which this report is filed.

(c)   The exhibits required by this Item are listed under Item 14(a).

(d)   The financial statement schedules required by this Item are listed under
Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEWSEDGE CORPORATION
                                (Registrant)

Date:  March 26, 1999           /s/   Donald L. McLagan
                                ------------------------------------------------
                                Donald L. McLagan
                                Chairman, President  and Chief Executive Officer

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

Signature                     Title(s)                       Date
---------                     --------                       ----
/s/   Donald L. McLagan       Chairman, President, Chief     March 26, 1999
----------------------------   Executive Officer and
Donald L. McLagan              Director (Principal
                               Executive Officer)


/s/    Michael E. Kolowich    Vice-Chairman and Director     March 26, 1999
----------------------------
     Michael E. Kolowich


/s/   Edward R. Siegfried     Vice President--Finance        March 26, 1999
----------------------------   and Operations,
     Edward R. Siegfried       Treasurer and Assistant
                               Secretary (Principal
                               Financial and Accounting
                               Officer)


/s/  June Rokoff              Director                       March 26, 1999
----------------------------
     June Rokoff

/s/   Ellen Carnahan          Director                       March 26, 1999
----------------------------
     Ellen Carnahan

/s/   Rory J. Cowan           Director                       March 26, 1999
----------------------------
     Rory J. Cowan

/s/   William A. Devereaux    Director                       March 26, 1999
----------------------------
     William A. Devereaux

/s/   James D. Daniell        Director                       March 26, 1999
----------------------------
     James D. Daniell