Form 10-Q
period 1999-03-31
NEWSEDGE CORP
filed 1999-05-12
CIK 858912

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

For the quarterly period ended:   March 31, 1999
                                  --------------

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
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                            Outstanding at April 30, 1999
-------------------                            -----------------------------

Common Stock, par value $.01                   17,348,807

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                        Page Number
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998.......................               3

         Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1999 and 1998 ........               4

         Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and 1998.........               5

         Notes to the Condensed Consolidated Financial Statements............               6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................               9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........              19

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................              20

Item 2.       Changes in Securities and Use of Proceeds......................              20

Item 6(a)     Exhibits.......................................................              20

Item 6(b)     Reports on Form 8-K............................................              20

Signature....................................................................              21

Exhibit Index................................................................              22

Exhibit......................................................................              23

PART I - FINANCIAL INFORMATION
ITEM 1

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                        March 31,   December 31,
                                                           1999         1998
                                                        ---------    ---------
ASSETS

Current assets:
     Cash and cash equivalents                          $  37,754    $  37,808
     Short-term investments                                 2,000        3,782
     Accounts receivable                                   15,705       13,112
     Prepaid expenses and deposits                          4,882        5,037
                                                        ---------    ---------
          Total current assets                             60,341       59,739
                                                        ---------    ---------

Property and equipment, net                                 9,387        9,138
                                                        ---------    ---------

Other assets                                                  826          277
                                                        ---------    ---------

          Total assets                                  $  70,554    $  69,154
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $   2,794    $   2,864
     Accrued expenses                                      16,172       17,853
     Deferred revenue, current                             32,913       27,837
     Current portion of long-term obligations                 789          891
                                                        ---------    ---------
          Total current liabilities                        52,668       49,445
                                                        ---------    ---------

Long-term obligations, less current portion                   164          303
                                                        ---------    ---------

Deferred revenue, noncurrent                                   28          157
                                                        ---------    ---------

Stockholders' equity:
     Common stock                                             177          175
     Additional paid-in capital                           126,562      124,890
     Cumulative translation adjustment                         19           63
     Accumulated deficit                                 (107,013)    (103,828)

     Treasury stock, at cost (345,000 shares)              (2,051)      (2,051)
                                                        ---------    ---------
          Total stockholders' equity                       17,694       19,249
                                                        ---------    ---------

          Total liabilities and stockholders' equity    $  70,554    $  69,154
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

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Total revenues                                           $ 19,379      $ 19,749

Costs and expenses:
       Cost of revenues                                     8,399         8,018
       Customer support expenses                            1,400         1,667
       Development expenses                                 3,093         3,406
       Sales and marketing expenses                         9,131         8,480
       General and administrative expenses                    940         1,529
       Merger, disposition and other charges                   --        11,093
                                                         --------      --------
            Total costs and expenses                       22,963        34,193
                                                         --------      --------

Loss from operations                                       (3,584)      (14,444)

       Interest income and other, net                         432           628
                                                         --------      --------

Net loss before provision for income taxes                 (3,152)      (13,816)

       Provision for income taxes                              33            33
                                                         --------      --------

Net loss                                                 $ (3,185)     $(13,849)
                                                         ========      ========

Basic and diluted net loss per share                     $  (0.18)     $  (0.82)
                                                         ========      ========

Weighted average common shares outstanding                 17,305        16,985
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

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
Cash flows from operating activities:
     Net loss                                                  $ (3,185)   $(13,849)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                              986       1,306
         Gain on disposal of property and equipment                  --        (142)
         Changes in assets and liabilities:
             Accounts receivable                                 (2,594)      1,757
             Prepaid expenses and deposits                          155       1,741
             Accounts payable and accrued expenses               (1,751)      3,527
             Deferred revenue                                     5,076       1,672
                                                               --------    --------
         Net cash used in operating activities                   (1,313)     (3,988)
                                                               --------    --------

Cash flows from investing activities:
     Decrease (increase) in investments, net                      1,781     (10,323)
     Purchases of property and equipment                         (1,184)       (899)
     Contingent purchase price payment                               --      (3,918)
     Decrease in other assets                                         2           1
                                                               --------    --------
         Net cash provided by (used in) investing activities        599     (15,139)
                                                               --------    --------

Cash flows from financing activities:
     Proceeds from issuances related to stock plans,
      including tax benefits                                      1,074       1,290
     Decrease in long-term obligations                             (268)       (324)
     Principal payments under capital leases                       (102)        (12)
                                                               --------    --------
         Net cash provided by financing activities                  704         954
                                                               --------    --------

Effect of exchange rate on cash                                     (44)         42
                                                               --------    --------

Decrease in cash and cash equivalents                               (54)    (18,131)
Cash and cash equivalents, beginning of period                   37,808      45,854
                                                               --------    --------

Cash and cash equivalents, end of period                       $ 37,754    $ 27,723
                                                               ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                $     25    $     25
                                                               ========    ========
     Cash paid for interest                                    $     24    $     73
                                                               ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Nature of the Business

     NewsEdge Corporation (the "Company") is the leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for business. NewsEdge services provide access to value added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered, so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

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

2.   Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

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

Cash Equivalents and Investments

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as held-to-maturity and are recorded at amortized cost. Cash equivalents consist of highly-liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short-term investments and securities with maturities of greater than twelve months are classified as long-term investments.

3.   Segment Reporting

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

The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of March 31, 1999, the Company had over 1,325 enterprise customers, up 20% from the previous year, with approximately 625,000 users. The NewsPage business operates NewsPage.com, an Internet site that offers customized, business-oriented news and information free on the Internet and through several tiers of paid subscription services. NewsPage.com is supported in part by targeted advertising and electronic commerce. As of March 31, 1999, NewsPage had over 925,000 paid or registered users, up 30% from the previous year.

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

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
Revenues:
   Enterprise                                          $ 17,719      $ 16,077
   NewsPage                                               1,019         1,423
   Other                                                    641         2,249
                                                       --------      --------
        Total revenues                                 $ 19,379      $ 19,749

Profit (loss) before income taxes, interest and
   merger, disposition and other charges:
   Enterprise                                          $ (1,704)     $ (2,036)
   NewsPage                                              (1,928)       (1,008)
   Other                                                     48          (307)

Non-cash expenses by segment:
   Enterprise                                          $    766      $    600
   NewsPage                                                 193           208
   Other                                                     27           184

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

6.   Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                                        Three months ended
       (in thousands)                                        March 31,
                                                   ----------------------------
                                                        1999           1998
                                                   ------------- --------------
       Comprehensive income:
          Net loss                                 $     (3,185) $    (13,849)
          Other comprehensive income (loss):
            Foreign currency adjustment                     (44)           42
                                                   ------------- --------------

                Comprehensive loss                 $     (3,229) $    (13,807)
                                                   ============= ==============

7.   Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 1999 and 1998. Diluted earnings per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

ITEM 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Introduction and Overview

     NewsEdge Corporation (the "Company") is the leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for business. NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

     The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of March 31, 1999, the Company had over 1,325 Enterprise customers, up 20% from the previous year, with approximately 625,000 authorized users.

     The NewsPage business operates NewsPage.com, an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the NewsPage business also provides news and information for a number of other Internet web sites. These relationships include Netscape Business Journal and Yahoo! Small Business. The NewsPage service is supported in part by targeted advertising and electronic commerce, and is offered to end users as either a free service for a basic package or as a subscription service for premium packages. As of March 31, 1999, NewsPage had over 925,000 paid or registered users, up 30% from the previous year. In an effort to gain market share, significant investment will be made in the NewsPage business over the next year.

     In addition to the Enterprise business and the NewsPage business, the Company also reports a segment of "other" revenue, which consists of services which are being phased out by the Company, and which the Company expects to be immaterial beyond 1999.

     The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise service offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales. The Company's Newspage revenues consist primarily of subscription fees generated from the premium NewsPage service offering, advertising sales and electronic commerce. The Company's "other" revenues consist primarily of subscription fees generated from sales of services being phased out by the Company.

     Subscription agreements across all product segments are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one-year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Subscription revenues associated with these agreements are recognized ratably over the subscription term, beginning upon installation of the service. Accordingly, a substantial portion of the Company's revenues is recorded as deferred revenue.

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

Results of Operations for the Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

Revenues

Total revenues for the three months ended March 31, 1999 decreased 1.9% to $19.4 million as compared to $19.7 million for the same period in 1998. The decrease was due primarily to a reduction in other revenues, which consist of revenues from product lines being phased out by the Company.

Enterprise revenue for the three months ended March 31, 1999 increased 10.2% to $17.7 million as compared to $16.1 million for the same period in 1998. The increase in Enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

NewsPage revenue for the three months ended March 31, 1999 decreased 28.4% to $1.0 million as compared to $1.4 million for the same period in 1998. The decrease in NewsPage revenue resulted primarily from lower advertising and subscription revenue generated from the NewsPage service offering.

Other revenues for the three months ended March 31, 1999 decreased 71.5% to $641,000 as compared to $2.2 million for the same period in 1998. The decrease in other revenues was due primarily to the spin out of the Clarinet business unit effective March 31, 1998, the phase out of the Hoover product line and an overall reduced sales effort directed at other business lines that are being terminated or de-emphasized by the Company. The Company expects that revenue from terminated or harvested product lines will continue to decline.

Cost of revenues

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues for the three months ended March 31, 1999 increased to 43.3% as compared to 40.6% for the same period in 1998. The percentage increase in cost of revenues was due primarily to increased royalties paid to third-party information providers.

Customer support expenses

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three months ended March 31, 1999 decreased 16.0% to $1.4 million as compared to $1.7 million for the same period in 1998. The decrease resulted primarily from lower staffing levels. As a percentage of total revenues, customer support expenses for the three months ended March 31, 1999 decreased to 7.2% from 8.4% for the same period in 1998.

Development expenses

Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three months ended March 31, 1999 decreased 9.2% to $3.1 million as compared to $3.4 million for the same period in 1998. The decrease resulted primarily from the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, development expenses for the three months ended March 31, 1999 decreased to 16.0% from 17.2% for the same period in 1998.

Sales and marketing expenses

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three months ended March 31, 1999 increased 7.7% to $9.1 million as compared to $8.5 million for the same period in 1998. The increase resulted primarily from increases in headcount and related expenses. As a percentage of total revenues, sales and marketing expenses for the three months ended March 31, 1999 increased to 47.1% from 42.9% for the same period in 1998.

General and administrative expenses

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three months ended March 31, 1999 decreased 38.5% to $940,000 as compared to $1.5 million for the same period in 1998. The decrease was due primarily to the fact that general and administrative costs for the Clarinet business unit were included as part of total general and administrative costs for the three months ended March 31, 1998, but not included in the current quarter. Additionally, there was a reduction in professional fees associated with special business development efforts. As a percentage of total revenues, general and administrative expenses for the three months ended March 31, 1999 decreased to 4.9% from 7.7% for the same period in 1998.

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

Interest income (expense), net

Interest income (expense), net during the three months ended March 31, 1999, decreased to $432,000 as compared to $628,000 for the same period in 1998, due to the interest earned on lower cash and investment balances.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 1999 remained constant at $33,000. Components of the provision include state taxes due on investments held in the NewsEdge Securities Corporation and foreign tax liabilities. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments totaled $39.8 million at March 31, 1999, as compared to $41.6 million at December 31, 1998, a decrease of $1.8 million. Net cash of approximately $1.3 million was used in operations for the three months ended March 31, 1999 primarily resulting from the Company's net loss for the period. Net cash provided by investing activities for the three months ended March 31, 1999 was approximately $599,000, resulting from a net decrease in short-term investments of $1.8 million offset by purchases of $1.2 million in property and equipment. Net cash provided by financing activities for the three months ended March 31, 1999 was $704,000, resulting from proceeds of $1.1 million from stock issuances made pursuant to the Company's employee stock plans, offset by approximately $400,000 in payments related to reducing current and long-term obligations.

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

 .    Service offerings. Since the Merger in February 1998, the Company has taken an inventory of existing services from its predecessor companies to review its overall compliance status. The Company is testing certain released services offered by the Company, but has decided not to test those services that will be discontinued before the Year 2000. As of March 31, 1999, the Company had completed testing on approximately 80% of its supported services and estimates completion of this test process by September 30, 1999. When testing services for Year 2000 compliance, the Company attempts to confirm that (i) news can be collected over the boundary from 12/31/1999 to 1/1/2000, (ii) date fields with either two or four digit year formats will function correctly for years in the new millennium, (iii) date fields in both server and client log files will be displayed correctly, (iv) the services will be able to conduct searches for date ranges that overlap the new millennium, and (v) the Year 2000 will be recognized as a leap year.
     New services under development for this year and next have Year 2000 qualification as part of their standard test plans. None of these development projects have been impacted by the Company's Year 2000 readiness efforts.

 .    Third-party information providers. The Company relies on content provided by third-party information providers. Communication with the Company's information providers with respect to their Year 2000 compliance status was 60% complete as of March 31, 1999. The Company's goal is to have all information providers' compliance responses complete by June 30, 1999. Also, the Company is trying to minimize its dependence on third party information provider's external date formats by internally generating timestamps on its server. While the Company is committed to taking every reasonable action to obtain assurances from such third-party information providers that their software is Year 2000 compliant, it can not guarantee the performance of such providers or predict whether the assurances provided by them may be accurate and realistic.

 .    Business Partners' Applications. The Company's customers invest in third-party software, some of which is supplied by the Company's business partners for the purpose of integrating news into the customer's applications. The Company has identified such business partners and has requested from them the status of their Year 2000 compliance efforts. These communications were 50% complete as of March 31, 1999. The Company's goal is to have all business partners' compliance responses received by June 30, 1999. Additionally, the Company has an arrangement with WavePhore, a common carrier communications vendor, for the delivery of news and information from third party news providers who do not have their own broadcast communications capability. WavePhore has stated that the replacement or remediation of its critical IT and Business Systems will be substantially completed by June 30, 1999. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

 .    Internal Systems. The Company has completed its inventory of its internal systems and its assessment of such systems' compliance status is 75% complete, with an anticipated completion date of June 30, 1999. The scope of these systems ranges from accounting, payroll, communications, network hardware and applications, internet access, internal information systems, hosted customer servers, and production news refinery systems. The majority of the Company's internal systems and equipment are currently Year 2000 compliant.

    Costs: To date the Company has not relied on outside consulting expertise for assessing its services or testing for Year 2000 related issues. The Company is utilizing internal personnel to identify Year 2000 readiness in its supported services, network hardware/applications, internal business and information systems. The Company estimates that the total direct cost of the Company's Year 2000 compliance efforts will be approximately $1,000,000. The total time estimated for the project for internal employees would equate to approximately nine person years. As of March 31, 1999, the Company had spent approximately $225,000. These costs do not include estimates of indirect costs associated with time spent by the Company's management or staff discussing Year 2000 issues internally or with third parties. Such discussions are handled by existing employees through the ordinary course of business. The Company has not identified the need to hire additional staff specifically to address third party questions or concerns.

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

Management of Growth and Hiring of Additional Personnel

     The Company has experienced growth in revenues and expansion of its operations, which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced difficulty in recruiting and retaining qualified personnel. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition. Edward R. Siegfried officially retired from his full time position as Vice President-Finance and Chief Financial Officer effective March 31, 1999, but is continuing such position until the earlier of June 30, 1999 or the hiring of his successor. Mr. Siegfried has served as Vice President of Finance since March 1989. At the time of this filing, the Company had not identified a successor for Mr. Siegfried.

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

Future Operating Results Uncertain

     The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers as well as increase penetration into existing customers. In addition, as of March 31, 1999, the Company had an accumulated deficit of approximately $107 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

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

Proprietary Rights and Intellectual Property

     The Company is heavily dependent upon proprietary technology. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or services. The Company licensed the proprietary SMART filtering software, which is used as the filtering engine within the Company's news Refinery, from Cornell Research Foundation, Inc. ("Cornell University"). Under the terms of the license agreement with Cornell University, the Company had exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on the SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Since February 1999, the Company has retained a continuing worldwide, non-exclusive, perpetual royalty-free right to use the SMART software; and in addition, the Company owns, and will continue to own, all enhancements to the SMART software that it has developed. There can be no assurance, however, that Cornell University has not or will not license the SMART software to a third-party, including a competitor of the Company. In addition, Cornell University may terminate the license agreement if the Company has materially breached the agreement and such breach remains uncured for 60 days after written notice of such breach has been given. If the license agreement for the SMART technology were to terminate, there can be no assurance that a replacement solution could be developed or acquired, on a timely basis or at all, and on favorable terms to the Company. Consequently, any termination of the Company's license agreement with Cornell University would have a material adverse effect on the Company's business, results of operations, and financial condition.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of March 31, 1999, the Company did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

     The Company maintains a short-term investment portfolio consisting of U.S. treasury notes, U.S. Government agencies and corporate bonds. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk

     As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of March 31, 1999, the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities and Use of Proceeds

     As previously disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, on November 6, 1998, the Company issued a warrant (the "Warrant") for 200,000 shares of Company Common Stock, $.01 par value, at an exercise price of $8.50 per share to one of the Company's vendors as part of an agreement for services. The Warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. At the time of grant, the fair market value of the Company Common Stock was $7.25. Vesting will occur over a three-year period beginning on January 1, 1999. Typically, the Warrant should expire on November 6, 2003, but may be subject to an earlier expiration based upon the occurrence of certain events discussed in the terms of the Warrant. Based on an estimated value of $2.96 per share, an aggregate expense of approximately $592,000 will be charged to the Company's consolidated statements of operations over the three-year vesting period beginning on January 1, 1999.


Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)     Exhibits.

         27.1 - Financial Data Schedule for the three months ended March 31,
                1999


6(b)     REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      NEWSEDGE CORPORATION
                                                      (Registrant)


Date:  May 12, 1999                    /s/ Edward R. Siegfried
                                       ---------------------------------
                                       Edward R. Siegfried
                                       Vice President - Finance and CFO,
                                       Treasurer and Assistant Secretary

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit No.              Description                                      Page
-----------              -----------                                      ----


  27.1  --   Financial Data Schedule for March 31, 1999                    23