Form 10-Q
period 1999-06-30
NEWSEDGE CORP
filed 1999-08-10
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   June 30, 1999
                                  -------------

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at July 30, 1999
-------------------                     ----------------------------

Common Stock, par value $.01            17,341,267

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                       Page Number
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998................................................      3

         Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999 and 1998..........................      4

         Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999 and 1998....................................      5

         Notes to the Condensed Consolidated Financial Statements....................................      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................................      9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................................      20

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................      21

Item 4.       Submission of Matter to a Vote of Security Holders.....................................      21

Item 6(a)     Exhibits...............................................................................      21

Item 6(b)     Reports on Form 8-K....................................................................      21

Signature............................................................................................      22

Exhibit Index........................................................................................      23

Exhibit..............................................................................................      24

PART I - FINANCIAL INFORMATION
ITEM 1
                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                    June 30,               December 31,
                                                                      1999                     1998
                                                                ---------------          ---------------
ASSETS                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                  $       36,938           $       37,808
     Short-term investments                                                  -                    3,782
     Accounts receivable                                                12,080                   13,112
     Prepaid expenses and deposits                                       5,091                    5,037
                                                                --------------           --------------
          Total current assets                                          54,109                   59,739
                                                                --------------           --------------

Property and equipment, net                                              9,101                    9,138
                                                                --------------           --------------

Other assets                                                               774                      277
                                                                --------------           --------------

          Total assets                                          $       63,984           $       69,154
                                                                ==============           ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $        2,590           $        2,864
     Accrued expenses                                                   15,240                   17,853
     Deferred revenue, current                                          30,737                   27,837
     Current portion of long-term obligations                              641                      891
                                                                --------------           --------------
          Total current liabilities                                     49,208                   49,445
                                                                --------------           --------------

Long-term obligations, less current portion                                 74                      303
                                                                --------------           --------------

Deferred revenue, noncurrent                                                31                      157
                                                                --------------           --------------

Stockholders' equity:
     Common stock                                                          177                      175
     Additional paid-in capital                                        126,705                  124,890
     Cumulative translation adjustment                                     (51)                      63
     Accumulated deficit                                              (109,625)                (103,828)
     Treasury stock, at cost; 404,500 and 345,000 shares at
         June 30, 1999 and December 31, 1998, respectively              (2,535)                  (2,051)
                                                                --------------           --------------
          Total stockholders' equity                                    14,671                   19,249
                                                                --------------           --------------

          Total liabilities & stockholders' equity              $       63,984           $       69,154
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                    -------------------------          ------------------------
                                                      1999            1998               1999            1998
                                                    ---------       ---------          --------       ---------
Total revenues                                      $  19,578       $  19,208          $ 38,957       $  38,957

Costs and expenses:
       Cost of revenues                                 8,246           7,998            16,645          16,016
       Customer support expenses                        1,330           1,407             2,730           3,074
       Development expenses                             2,856           2,866             5,949           6,272
       Sales and marketing expenses                     9,260           7,947            18,391          16,427
       General and administrative expenses                935           1,105             1,875           2,634
       Merger, disposition and other charges                -               -                 -          11,093
                                                    ---------       ---------          --------       ---------
           Total costs and expenses                    22,627          21,323            45,590          55,516
                                                    ---------       ---------          --------       ---------

Loss from operations                                   (3,049)         (2,115)           (6,633)        (16,559)

       Interest income and other, net                     456             643               888           1,271
                                                    ---------       ---------          --------       ---------

Net loss before provision for income taxes             (2,593)         (1,472)           (5,745)        (15,288)

       Provision for income taxes                          18              53                52              86
                                                    ---------       ---------          --------       ---------

Net loss                                            $  (2,611)      $  (1,525)         $ (5,797)      $ (15,374)
                                                    =========       =========          ========       =========

Basic and diluted net loss per common share         $   (0.15)      $   (0.09)         $  (0.33)      $   (0.90)
                                                    =========       =========          ========       =========

Weighted average common shares outstanding             17,351          17,250            17,328          17,109
                                                    =========       =========          ========       =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)


                                                                                     Six Months Ended
                                                                                          June 30,
                                                                             --------------------------------
                                                                                1999                   1998
                                                                             ---------              ---------
Cash flows from operating activities:
     Net loss                                                                $ (5,797)              $ (15,374)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                          1,972                   2,065
         Gain on disposal of property and equipment                                 -                    (139)
         Changes in assets and liabilities:
             Accounts receivable                                                1,031                   3,303
             Prepaid expenses and deposits                                        (54)                  1,443
             Accounts payable and accrued expenses                             (2,887)                  3,714
             Deferred revenue                                                   2,900                  (1,422)
                                                                             --------               ---------
         Net cash used in operating activities                                 (2,835)                 (6,410)
                                                                             --------               ---------

Cash flows from investing activities:
     Decrease (increase) in investments, net                                    3,782                 (22,463)
     Purchases of property and equipment                                       (1,835)                 (1,741)
     Contingent purchase price payment                                              -                  (3,918)
     Decrease in other assets                                                       4                      68
                                                                             --------               ---------
         Net cash provided by (used in) investing activities                    1,951                 (28,054)
                                                                             --------               ---------

Cash flows from financing activities:
     Proceeds from issuances related to stock plans, including tax benefits     1,217                   2,965
     Purchase of treasury stock                                                  (484)                      -
     Decrease in long-term obligations                                           (355)                   (430)
     Principal payments under capital leases                                     (250)                   (205)
                                                                             --------               ---------
         Net cash provided by financing activities                                128                   2,330
                                                                             --------               ---------

Effect of exchange rate on cash                                                  (114)                      9
                                                                             --------               ---------

Decrease in cash and cash equivalents                                            (870)                (32,125)
Cash and cash equivalents, beginning of period                                 37,808                  45,854
                                                                             --------               ---------

Cash and cash equivalents, end of period                                     $ 36,938               $  13,729
                                                                             ========               =========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                              $     44               $      68
                                                                             ========               =========
     Cash paid for interest                                                  $     42               $     118
                                                                             ========               =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Nature of the Business

  NewsEdge Corporation is the independent leader in global news and current awareness solutions for business. The Company's mission is to make news valuable for business by helping business people find the most important, relevant stories from an overwhelming volume of daily news and enabling them to act on the most current information possible. NewsEdge's Enterprise business serves approximately 1,400 organizations including 81 of Business Week's 100 largest global companies. The Company's wholly-owned subsidiary, NewsPage.com, Inc., is a leader in delivering personalized news and information to business people on the Web. NewsEdge is headquartered in Burlington, Massachusetts with sales offices and distributors throughout North America, South America, Europe, Japan and the Middle East.

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

  The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. The NewsPage business operates NewsPage.com, an Internet site that offers customized, business-oriented news and information free on the Internet. NewsPage.com is supported by targeted advertising and electronic commerce.

  In addition to the Enterprise business and the NewsPage business, the Company also reports a segment of "other" revenue, which consists of services which will be completely phased out by the Company by the end of 1999.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as profit or loss from operations before income taxes, interest and merger, disposition and other charges. Non-cash expenses included in the segment profitability measure have been detailed separately in the table below. The Company does not evaluate the assets of each operating segment separately as the majority of such assets are commingled and transferable among the different segments.

(in thousands)                                         Three Months Ended                            Six Months Ended
                                                            June 30,                                     June 30,
                                            ---------------------------------------       -------------------------------------
Revenue:                                            1999                1998                      1999               1998
                                            ---------------------------------------       -------------------------------------
Enterprise                                  $           18,051     $         16,275       $          35,770    $         32,352
NewsPage                                                 1,137                1,628                   2,156               3,051
Other                                                      390                1,305                   1,031               3,554
                                            ---------------------------------------       -------------------------------------
     Total revenue                          $           19,578     $         19,208       $          38,957    $         38,957

Profit (loss) before merger,
disposition and other charges:
Enterprise                                  $             (957)    $         (1,559)      $          (2,661)   $         (3,595)
NewsPage                                                (1,972)                (643)                 (3,900)             (1,651)
Other                                                     (120)                  87                     (72)               (220)

Non-cash expenses by segment:
   Enterprise                               $              817     $            718       $           1,583    $          1,318
   NewsPage                                                148                  156                     341                 364
   Other                                                    21                  115                      48                 299


4.   Contingent Purchase Price Payment

  In connection with the acquisition of FreeLoader, Inc. ("FreeLoader") in June 1996 by Individual, Inc. ("Individual"), which was merged with and into the Company on February 24, 1998, Individual guaranteed the value of certain shares issued to the two founders of FreeLoader, which was to be measured during the period February 1998 through April 1998. If the fair value of the stock was less than the guaranteed value, then the Company was obligated to pay the difference in cash. In February 1998, the two founders of FreeLoader exercised their rights under the value guarantee and received a payment from the Company of approximately $3.9 million. The contingent purchase price payment was recorded as a reduction to stockholders' equity.

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

6.   Comprehensive Income

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                    Three months ended                Six months ended
(in thousands)                                            June 30,                          June 30,
                                       --------------------------------------------------------------------
                                                 1999            1998                1999              1998
                                       --------------------------------------------------------------------
Comprehensive income:
  Net loss                             $       (2,611)    $    (1,525)    $        (5,797)    $     (15,374)
  Other comprehensive income (loss):
        Write down of investments to
                amortized cost                      -             (88)                  -               (88)
     Foreign currency adjustment                  (70)            (33)               (114)                9
                                       --------------------------------------------------------------------


          Comprehensive loss           $       (2,681)    $    (1,646)    $        (5,911)    $     (15,453)
                                       ====================================================================


7.   Earnings Per Share

  In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three and six months of 1999 and 1998. Diluted earnings per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

ITEM 2
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Introduction and Overview

  NewsEdge Corporation (the "Company") is the independent leader in global news and current awareness solutions for business. The Company's mission is to make news valuable for business. NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from thousands of sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

  The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the NewsPage business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of June 30, 1999, the Company had over 1,400 Enterprise customers, up 19% from the previous year, with approximately 640,000 authorized users.

  The NewsPage business operates NewsPage.com, an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the NewsPage business also provides news and information for a number of other Internet web sites. These relationships include Netscape Business Journal and Yahoo! Small Business. The NewsPage service is supported by targeted advertising and electronic commerce, and is offered to end users as a free service. As of June 30, 1999, NewsPage had approximately 960,000 paid or registered users, up 22% from the previous year. In an effort to gain market share, the Company anticipates making a significant investment in the NewsPage business over the next year.

  In addition to the Enterprise business and the NewsPage business, the Company also reports a segment of "other" revenue, which consists of services which will be discontinued by the Company by the end of 1999.

  While the Company's decision to increase its investment in the NewsPage.com business will increase the losses reported for that segment, it is the Company's goal to have the Enterprise business segment achieve break-even by the end of 1999. The Company's plan to achieve break-even relies on continued revenue growth as well as improved operating margins which the Company anticipates will be primarily achieved by savings from headcount reductions. The Company has made such headcount reductions in areas associated with product lines the Company has discontinued within the last year. However, there can be no assurance that the Enterprise segment will achieve its break-even goal in the near future. For an additional discussion of the risks affecting the Company's profitability, see the Risk Factor section of this filing regarding Future Operating Results Uncertain.

  The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise service offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales. The Company's NewsPage revenues are primarily derived from advertising sales and electronic commerce. The Company's "other" revenues consist primarily of subscription fees generated from sales of services being discontinued by the Company.

  Subscription services offered through the Enterprise business are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one-year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Subscription revenues associated with these agreements are recognized ratably over the subscription term, beginning upon installation of the service. Accordingly, a substantial portion of the Company's revenues is recorded as deferred revenue.

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


Results of Operations for the Three- and Six- Month Periods Ended June 30, 1999 as Compared to the Three- and Six- Month Periods Ended June 30, 1998

Revenues

Total revenues for the three months ended June 30, 1999 increased 1.9% to $19.6 million compared to $19.2 million for the same period in 1998. Total revenues for the six months ended June 30, 1999 remained constant at $39.0 million. For both periods, an increase in Enterprise revenues of approximately 11% was offset by decreases in both NewsPage and Other revenues.

Enterprise revenue for the three months ended June 30, 1999 increased 10.9% to $18.1 million as compared to $16.3 million for the same period in 1998. Enterprise revenue for the six months ended June 30, 1999 increased 10.6% to $35.8 million as compared to $32.4 million for the same period in 1998. The increase in Enterprise revenue was due primarily to increases in subscription revenues from new customers and the retention and growth of revenues from existing customers.

NewsPage revenue for the three months ended June 30, 1999 decreased 30.2% to $1.1 million as compared to $1.6 million for the same period in 1998. NewsPage revenue for the six months ended June 30, 1999 decreased 29.3% to $2.2 million as compared to $3.1 million for the same period in 1998. The decrease in NewsPage revenue resulted primarily from reductions in NewsPage subscription revenue caused by the introduction of a free NewsPage service during the current quarter and the gradual evolution of certain NewsPage single users to Enterprise workgroup solutions.

Terminated or harvested product line revenues decreased 70.1% to approximately $390,000 and 71.0% to $1.0 million for the three- and six-month periods ended June 30, 1999, respectively. The decrease in revenues from terminated or harvested product lines was due primarily to the spin out of the Clarinet business unit effective March 31, 1998 and an overall reduced sales effort directed at business lines that have been terminated or are being de-emphasized by the Company. The Company expects that revenue from terminated or harvested product lines will end by December 31, 1999.

Cost of revenues

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues for the three- and six-month periods ended June 30, 1999 increased to 42.1% and 42.7%, respectively, from 41.6% and 41.1%, respectively, for the same periods in 1998. The percentage increases in cost of revenues were due primarily to increased royalties paid to third-party information providers.

Customer support expenses

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three-month period ended June 30, 1999 decreased 5.5% to $1.3 million as compared to $1.4 million for the same period in 1998. Customer support expenses for the six months ended June 30, 1999 decreased 11.2% to $2.7 million as compared to $3.1 million for the same period in 1998. The decrease in customer support expenses resulted primarily from reductions in headcount and related expenses. As a percentage of total revenues, customer support expenses for the three- and six-month periods ended June 30, 1999 decreased to 6.8% and 7.0%, respectively, from 7.3% and 7.9%, respectively, for the same periods in 1998.

Development expenses

Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month periods ended June 30, 1999 and 1998 remained constant at $2.9 million. Development expenses for the six months ended June 30, 1999 decreased 5.1% to $5.9 million as compared to $6.3 million for the same period in 1998. The decrease in development expenses for the six months ended June 30, 1999 resulted primarily from reductions in headcount and related expenses associated with the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, development expenses for the three- and six-month periods ended June 30, 1999 decreased to 14.6% and 15.3%, respectively, from 14.9% and 16.1%, respectively, for the same periods in 1998.

Sales and marketing expenses

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended June 30, 1999 increased 16.5% to $9.3 million as compared to $7.9 million for the same period in 1998. Sales and marketing expenses for the six months ended June 30, 1999 increased 12.0% to $18.4 million as compared to $16.4 million for the same period in 1998. The increase in sales and marketing expenses resulted primarily from increases in headcount and related expenses. As a percentage of total revenues, sales and marketing expenses for the three- and six-month periods ended June 30, 1999 increased to 47.3% and 47.2%, respectively, as compared to 41.4% and 42.2%, respectively, for the same periods in 1998.

General and administrative expenses

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended June 30, 1999 decreased 15.4% to approximately $935,000 as compared to $1.1 million for the same period in 1998. General and administrative expenses for the six months ended June 30, 1999 decreased 28.8% to $1.9 million as compared to $2.6 million for the same period in 1998. The decrease in general and administrative expenses was due primarily to reductions in headcount and related expenses as well as a reduction in professional fees associated with special business development efforts. As a percentage of total revenues, general and administrative expenses for the three- and six-month periods ended June 30, 1999 decreased to 4.8%, as compared to 5.8% and 6.8%, respectively, for the same periods in 1998.

Merger, disposition and other charges

Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's recent business combinations. For the three- and six-month periods ended June 30, 1999, there were no additions to merger, disposition and other charges. For the three- and six- month periods ended June 30, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies.

Interest income (expense), net

Interest income (expense), net during the three- and six-month periods ended June 30, 1999, decreased to approximately $456,000 and $888,000, respectively, from approximately $643,000 and $1.3 million, respectively, for the same periods in 1998, due to the interest earned on lower cash and investment balances.

Provision for income taxes

The provision for income taxes for the three- and six-month periods ended June 30, 1999 decreased to approximately $18,000 and $52,000, respectively, as compared to approximately $53,000 and $86,000, respectively, for the same periods in 1998. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.


Liquidity and Capital Resources

  The Company's cash, cash equivalents and investments totaled $36.9 million at June 30, 1999, as compared to $41.6 million at December 31, 1998, a decrease of $4.7 million. Net cash of approximately $2.8 million was used in operations for the six months ended June 30, 1999 primarily resulting from the Company's net loss for the period. Net cash provided by investing activities for the six months ended June 30, 1999 was approximately $2.0 million, resulting from a net decrease in short-term investments of $3.8 million offset by purchases of $1.8 million in property and equipment. Net cash provided by financing activities for the six months ended June 30, 1999 was approximately $128,000 resulting from cash proceeds of $1.2 million from stock issuances made pursuant to the Company's employee stock plans, offset by approximately $605,000 in payments related to reducing current and long-term obligations, and approximately $484,000 in payments related to treasury stock purchases.

  The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies. The Company also anticipates making a significant cash investment in its wholly-owned subsidiary, NewsPage.com, Inc., over the next twelve months.

  The Company believes that its current cash and cash equivalents balances, and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

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

  Compliance Program: The scope of the Company's compliance program focuses on four key areas: service offerings, third-party information providers, business partners' applications and internal systems. The Company's compliance program has a three-step process to evaluate each of the key areas which includes (i) inventory review, (ii) assessment/testing, and (iii) resolution and contingency planning.

 . Service offerings. The Company continues to test released services offered, as needed, for Year 2000 compliance. As of June 30, 1999, the Company had completed testing on approximately 85% of its supported services and estimates completion of this test process by September 30, 1999. When testing services for Year 2000 compliance, the Company attempts to confirm that (i) news can be collected over the boundary from 12/31/1999 to 1/1/2000, (ii) date fields with either two or four digit year formats will function correctly for years in the new millennium, (iii) date fields in both server and client log files will be displayed correctly, (iv) the services will be able to conduct searches for date ranges that overlap the new millennium, and (v) the Year 2000 will be recognized as a leap year. New services under development for this year have Year 2000 qualification as part of the products' test plans. None of these development projects have been materially delayed or impacted by the Company's Year 2000 readiness efforts.

 . Third-party information providers. The Company relies on content provided by third-party information providers. As of June 30, 1999, the Company had contacted all of its information providers with respect to their

    Year 2000 compliance status. Approximately 48% of the information providers contacted returned their compliance responses and the Company has identified issues with twelve. The Company expects that these issues will be addressed by the end of the year. The Company's goal is to have all information providers' compliance responses complete by August 30, 1999. Also, the Company is trying to minimize its dependence on third party information provider's external date formats by internally generating timestamps on its server. While the Company is committed to taking every reasonable action to obtain assurances from such third-party information providers that their software is Year 2000 compliant, it can not guarantee the performance of such providers or predict whether the assurances provided by them may be accurate and realistic.

 .   Business Partners' Applications. The Company's customers invest in third-
    party software, some of which is supplied by the Company's business partners for the purpose of integrating news into the customer's applications. The Company has identified such business partners and has requested from them the status of their Year 2000 compliance efforts. These communications were 50% complete as of June 30, 1999. The Company's goal is to have all business partners' compliance responses received by September 30, 1999. Additionally, the Company has an arrangement with WAVO Corporation, a common carrier communications vendor, for the delivery of news and information from third party news providers who do not have their own broadcast communications capability. WAVO has stated that the replacement or remediation of its critical IT and Business Systems will be completed by December 31, 1999. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

 .   Internal Systems. The Company has completed its inventory of its internal systems and its assessment of such systems' compliance status is 95% complete, with an anticipated completion date of September 30, 1999. The scope of these systems ranges from accounting, payroll, communications, network hardware and applications, internet access, and internal information systems. The majority of the Company's internal systems and equipment are currently Year 2000 compliant.

  Costs: Due to assessments made in the recent quarter, which reflect changes in the scope of the Year 2000 testing, outside consulting expertise has been contracted. It is anticipated that this cost will not exceed $125,000. The Company continues to utilize internal personnel to identify Year 2000 readiness in its supported services, network hardware/applications, internal business and information systems. The Company estimates that the total direct cost of the Company's internal Year 2000 compliance efforts will be approximately $1.2 million. The total time estimated for the project for internal employees would equate to approximately ten person years. As of June 30, 1999, the Company had spent approximately $600,000. These costs do not include estimates of indirect costs associated with time spent by the Company's management or staff discussing Year 2000 issues internally or with third parties. Such discussions are handled by existing employees through the ordinary course of business. The Company has not identified the need to hire additional staff specifically to address third party questions or concerns.

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

  In connection with the Company's business partners' applications, the Company has developed alternative delivery solutions, such as the internet or leased line transmission, to be used if WAVO experiences similar delivery difficulties as discussed above. The Company estimates that in the worst case scenario, it would take approximately eight weeks for it to remedy such a delivery problem. While the Company does not anticipate a failure in its ability to deliver news, and has established contingency plans as discussed above, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and (iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases, the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted. For an additional discussion of the risks associated with the Company's dependence on news transmission sources, see the Risk Factor section of this filing regarding Dependence on News Transmissions Sources.

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

Management of Growth and Hiring of Additional Personnel

  The Company has experienced growth in revenues and expansion of its operations, which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced, and is currently experiencing, difficulty in recruiting and retaining qualified personnel. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition.

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

Future Operating Results Uncertain

  The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers as well as increase penetration into existing customers. In addition, as of June 30, 1999, the Company had an accumulated deficit of approximately $110 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

Dependence on Continued Growth in Use of the Internet

  The Company distributes certain services across multiple delivery platforms, including facsimile, electronic mail, the Internet and private networks based on Lotus Notes and other groupware products. Sales of certain of the Company's services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Reliance on Advertising Revenues and Uncertainty of the Web as an Advertising Medium

  The Internet is an unproven medium for paid advertising sponsorship of Web-based services such as the Company's NewsPage service. NewsPage's revenues are generated from the sale of advertisements and e-commerce on its Web page. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their services relative to traditional print and broadcast media. The Company's ability to generate significant advertising and e-commerce revenues from its NewsPage service will depend upon, among other things:

     . advertisers' acceptance of the Web as an effective and sustainable advertising medium;

     . the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers;

     . the Company's ability to work with its advertisers' varying sales cycles;

     . the resolution of internet security concerns;

     . the determination of government regulation and the law governing the internet; and

     . the ability of the Company to develop and update effective advertising delivery and measurement systems.

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

Dependence on News Providers

  A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones, The Financial Times, Reuters and Thompson. The Company's agreements with news providers are generally for terms of one to three years, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if the Company fails to fulfill its obligations under the agreement. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements, or problems receiving news from providers as a result of Year 2000 issues, would decrease the news and information which the Company can offer its customers and could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on News Transmission Sources

  The Company's news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through one of two methods: 1) an arrangement between the Company and WAVO Corporation, a common carrier communications vendor, or 2) the Company's own NewsEdge Network, a proprietary entitlement and delivery system launched in the fall of 1998 that takes advantage of both leased line and Internet delivery. WAVO presently also markets services that compete directly with those of the Company. WAVO is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WAVO expires on December 31, 1999. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WAVO were terminated on short notice, or if WAVO were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business could be materially and adversely affected. The Company believes that if WAVO were unable to fulfill its obligations, other sources of retransmission would be available to the Company including NewsEdge Network, although the transition from WAVO to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition. WAVO did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of the Company's customers. The interruption was resolved in approximately ten days and did not have a material impact on the Company's financial results. WAVO has stated that the replacement or remediation of its critical IT and Business Systems will be completed by December 31, 1999.

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

Risks Relating to Year 2000 Issues

  The Company believes that its software and services are substantially Year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. The Company utilizes third-party computer and telecommunications equipment to produce and distribute its services as well as to operate other aspects of its business, and while the Company is currently testing all such systems, there can be no assurances that such equipment is Year 2000 compliant. The Company also is addressing two categories of possible issues relating to its third party information suppliers: (i) a small percentage of wires may exhibit presentation issues with the new millennium and (ii) some third party information providers may have delivery problems associated with Year 2000 issues. The Company is identifying presentation issues and when identified, they are being handled by contacting the information provider who may correct the problem at the source or by having the Company develop a workaround in the software. The risks associated with delivery problems present more serious issues for the Company as the Company would be without certain news content. The Company will seek to obtain substitute news sources if specific news providers experience technical difficulties delivering their content as a result of a Year 2000 problem, but the Company cannot guarantee the availability of such substitute content. Also, the Company has developed alternative delivery solutions, such as the internet or leased line transmission, to be used if WAVO, a common carrier communications vendor that delivers news and information from certain third party news providers, experiences delivery difficulties due to the Year 2000 problem. The Company estimates that in the worst case scenario it would take approximately eight weeks for it to remedy such a delivery problem. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software and services are Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic. Although the Company does not anticipate a failure in its ability to delivers news, and has established contingency plans, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and (iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of June 30, 1999, the Company did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

  The Company invests in short-term and cash equivalent investment instruments such as U.S. treasury notes, U.S. Government agencies and corporate bonds. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of June 30, 1999, the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders was held on May 27, 1999. Holders of an aggregate of 17,322,595 shares at the close of business on April 15, 1999 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

Proposal I. To re-elect Ms. Ellen Carnahan and Mr. James D. Daniell to the Board of Directors for a three-year term.

                            Total Vote for    Total Vote Against      Abstentions from      Broker Non-
      Director Name            Proposal           Proposal I             Proposal I            votes
      -------------            --------           ----------             ----------            -----
Ellen Carnahan                 15,824,774           252,183                  N/A                  N/A
James D. Daniell               15,889,974           176,983                  N/A                  N/A

  Messrs. William A. Devereaux and Rory J. Cowan will continue to hold office until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs. Donald
L. McLagan, Michael E. Kolowich and Ms. June Rokoff will continue to hold office until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal

Proposal II. To ratify the selection of the firm of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999.


   Total Vote for        Total Vote Against        Abstentions from       Broker Non-
     Proposal I              Proposal II               Proposal II          votes
     ----------              -----------               -----------          -----
    16,014,988                  50,399                    11,570             N/A


Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)      Exhibits.

          27.1 - Financial Data Schedule for the three- and six- month periods ended June 30, 1999


6(b)      REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEWSEDGE CORPORATION
                                     (Registrant)



Date:  August 10, 1999      /s/ Ronald Benanto
                            ----------------------------
                            Ronald Benanto
                            Vice President - Finance and CFO

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.           Description                            Page
-----------           -----------                            ----

  27.1    --   Financial Data Schedule for June 30, 1999      24