Form 10-Q
period 1999-09-30
NEWSEDGE CORP
filed 1999-11-12
CIK 858912

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   September 30, 1999
                                  ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at October 31, 1999
-------------------                     -------------------------------

Common Stock, par value $.01            17,396,150

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets
              September 30, 1999 and December 31, 1998

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

         Notes to the Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 6(a)  Exhibits

Item 6(b)  Reports on Form 8-K

Signature

Exhibit Index

Exhibit

PART I - FINANCIAL INFORMATION
ITEM 1
                                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)

                                                                    September 30,                December 31,
                                                                        1999                         1998
                                                                ----------------------       ----------------------
ASSETS                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                       $    27,054              $        37,808
     Short-term investments                                                    -                        3,782
     Accounts receivable                                                  11,287                       13,112
     Prepaid expenses and deposits                                         8,598                        5,037
                                                                     ------------             ----------------
          Total current assets                                            46,939                       59,739
                                                                     ------------             ----------------

Property and equipment, net                                                9,642                        9,138
                                                                     ------------             ----------------

Other assets                                                               1,264                          277
                                                                     ------------             ----------------

          Total assets                                               $    57,845               $       69,154
                                                                     ============             ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $     4,623                $       2,864
     Accrued expenses                                                     15,676                       17,853
     Deferred revenue, current                                            25,899                       27,837
     Current portion of long-term obligations                                551                          891
                                                                     ------------             ----------------
          Total current liabilities                                       46,749                       49,445
                                                                     ------------             ----------------

Long-term obligations, less current portion                                   24                          303
                                                                     ------------             ----------------

Deferred revenue, noncurrent                                                  21                          157
                                                                     ------------             ----------------

Stockholders' equity:
     Common stock                                                            178                          175
     Additional paid-in capital                                          126,988                      124,890
     Cumulative translation adjustment                                      (22)                           63
     Accumulated deficit                                               (113,367)                    (103,828)
     Treasury stock, at cost; 432,000 and 345,000 shares at
         September 30, 1999 and December 31, 1998, respectively           (2,726)                      (2,051)
                                                                     ------------             ----------------
          Total stockholders' equity                                      11,051                       19,249
                                                                     ------------             ----------------

          Total liabilities & stockholders' equity                   $    57,845               $       69,154
                                                                     ============             ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                         ----------------------------      ----------------------------
                                                            1999            1998              1999            1998
                                                         ------------    ------------      ------------    ------------
Total revenues                                              $ 19,694        $ 19,795        $   58,651      $   58,752

Costs and expenses:
       Cost of revenues                                        8,001           8,117            24,646          24,133
       Customer support expenses                               1,277           1,387             4,007           4,461
       Development expenses                                    2,755           2,782             8,704           9,054
       Sales and marketing expenses                           10,509           7,976            28,900          24,403
       General and administrative expenses                     1,268           1,011             3,143           3,645
       Merger, disposition and other charges                       -               -                 -          11,093
                                                         ------------    ------------      ------------    ------------
           Total costs and expenses                           23,810          21,273            69,400          76,789
                                                         ------------    ------------      ------------    ------------

Loss from operations                                         (4,116)         (1,478)          (10,749)        (18,037)

       Interest income and other, net                            389             564             1,277           1,836
                                                         ------------    ------------      ------------    ------------

Net loss before provision for income taxes                   (3,727)           (914)           (9,472)        (16,201)

       Provision for income taxes                                 15              27                67             114
                                                         ------------    ------------      ------------    ------------

Net loss                                                   $ (3,742)         $ (941)         $ (9,539)       $(16,315)
                                                         ============    ============      ============    ============

Basic and diluted  net loss per common share               $  (0.22)       $  (0.05)         $  (0.55)       $  (0.95)
                                                         ============    ============      ============    ============

Weighted average common shares outstanding                    17,333          17,378            17,330          17,199
                                                         ============    ============      ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                     ----------------------------------------
                                                                           1999                   1998
                                                                     -----------------      -----------------
Cash flows from operating activities:
     Net loss                                                           $       (9,539)       $       (16,315)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation and amortization                                           2,965                  3,018
         Gain on disposal of property and equipment                                  -                   (144)
         Changes in assets and liabilities:
             Accounts receivable                                                 1,824                  4,787
             Prepaid expenses and deposits                                      (3,561)                 1,977
             Accounts payable and accrued expenses                                (418)                 2,517
             Deferred revenue                                                   (1,938)
                                                                                                       (5,264)
                                                                        --------------        ---------------
         Net cash used in operating activities                                 (10,667)                (9,424)
                                                                        --------------        ---------------

Cash flows from investing activities:
     Decrease (increase) in investments, net                                     3,782                (15,219)
     Purchases of property and equipment                                        (3,318)                (3,023)
     Contingent purchase price payment                                               -                 (3,918)
     Increase in other assets                                                     (536)                   (32)
                                                                        --------------        ---------------
         Net cash used in investing activities                                     (72)               (22,192)
                                                                        --------------        ---------------

Cash flows from financing activities:
     Proceeds from issuances related to stock plans, including tax
     benefits                                                                    1,500                  3,610
     Purchase of treasury stock                                                   (675)                  (771)
     Decrease in long-term obligations                                            (415)                  (639)
     Principal payments under capital leases                                      (340)                  (328)
                                                                        --------------        ---------------
         Net cash provided by financing activities                                  70                  1,872
                                                                        --------------        ---------------

Effect of exchange rate on cash and cash equivalents                               (85)                    42
                                                                        --------------        ---------------

Decrease in cash and cash equivalents                                          (10,754)               (29,702)
Cash and cash equivalents, beginning of period                                  37,808                 45,854
                                                                        --------------        ---------------

Cash and cash equivalents, end of period                                $       27,054         $       16,152
                                                                        ==============         ==============

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                         $           60         $           95
                                                                        ==============         ==============
     Cash paid for interest                                             $           56         $          161
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

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       Nature of the Business

     NewsEdge Corporation is the independent leader in global news and current awareness solutions for business. The Company's mission is to make news valuable for business by helping business people find the most important, relevant stories from an overwhelming volume of daily news and enabling them to act on the most current information possible. NewsEdge's Enterprise business serves approximately 1,450 organizations including 81 of Business Week's 100 largest global companies. The Company's wholly-owned subsidiary, Individual.com, Inc. (formerly NewsPage.com, Inc.), is a leader in delivering personalized news and information to business people on the Web. NewsEdge is headquartered in Burlington, Massachusetts with sales offices and distributors throughout North America, South America, Europe, Japan and the Middle East.

     On October 25, 1999, the Company changed the name of its wholly owned subsidiary, NewsPage.com, Inc. to Individual.com, Inc. ("Individual.com"). The change reflects the Company's vision to deliver "individualized content" to its fast growing community of business users.


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

     The Company evaluates its operations in three product segments: Enterprise, Individual.com and Other.

     The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the Individual.com business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. The Individual.com business operates an Internet site that offers customized, business-oriented news and information free on the Internet. Individual.com is supported by targeted advertising and electronic commerce.

     In addition to the Enterprise business and Individual.com business, the Company also reports a segment of "other" revenue, which consists of services which will be completely phased out by the Company by the end of 1999.

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


(in thousands)                                      Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                              -------------------------------      ------------------------------
Revenue:                                           1999            1998                1999            1998
                                              --------------- ---------------      -------------- ---------------
Enterprise                                    $       18,465  $        17,052       $      54,235   $      49,404
Individual.com                                           945            1,478               3,101           4,529
Other                                                    284            1,265               1,315           4,819
                                              --------------- ---------------      --------------  ---------------
     Total revenue                            $       19,694   $       19,795       $      58,651   $      58,752

Profit (loss) before merger,
disposition and other charges:
Enterprise                                    $           94   $         (819)      $      (2,567)  $      (4,414)
Individual.com                                        (4,058)            (791)             (7,958)         (2,442)
Other                                                   (152)             132                (224)            (88)

Non-cash expenses by segment:
   Enterprise                                 $          806   $          707       $       2,389   $       2,025
   Individual.com                                        170              147                 511             511
   Other                                                  21              111                  69             410


4.     Comprehensive Income

   The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                  Three months ended                  Nine months ended
(in thousands)                                       September 30,                      September 30,
                                           ---------------------------------- ----------------------------------
                                                 1999             1998              1999             1998
                                           ----------------- ---------------- ----------------- ----------------
Comprehensive income (loss):
   Net loss                                $         (3,742)  $         (941)  $        (9,539)  $       (16,315)
   Other comprehensive income (loss):
        Write down of investments to
                amortized cost                            -                -                 -               (88)
     Foreign currency adjustment                         29               33               (85)               42
                                           ----------------- ---------------- ----------------- ----------------

         Comprehensive loss                $         (3,713)        $   (908)  $        (9,624)  $       (16,361)
                                           ================= ================ ================= ================

5.        Earnings Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three and nine months of 1999 and 1998. Diluted earnings per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

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

     The market for news and current awareness is pursued by the Company through two primary lines of business: the Enterprise business and the Individual.com business (formerly the NewsPage.com business). The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of September 30, 1999, the Company had over 1,450 Enterprise customers, up 15% from the previous year, with approximately 670,000 authorized users.

     The Individual.com business operates an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the Individual.com business also provides news and information for a number of other Internet web sites. These relationships include Netscape Business Journal and Yahoo! Small Business. The Individual.com service is supported by targeted advertising and electronic commerce, and is offered to end users as a free service. As of September 30, 1999, Individual.com had approximately 1,030,000 registered users, up 23% from the previous year. The Individual.com business has a history of significant losses. The Company anticipates that such losses will increase as the Company anticipates making a significant investment in the Individual.com business over the next year, particularly relating to advertising, promoting and marketing of Individual.com business.

     In addition to the Enterprise business and the Individual.com business, the Company also reports a segment of "other" revenue, which consists of services which will be discontinued by the Company by the end of 1999.

     While the Company's decision to increase its investment in the Individual.com business has and will increase the losses reported for that segment, the Company achieved its goal of break-even within the Enterprise segment in the third quarter of 1999. The Company achieved this goal for the three months ended September 30, 1999 through continued revenue growth as well as improved operating margins achieved, primarily from savings from headcount reductions and lower royalty costs negotiated with several information providers. The Company has made headcount reductions in areas associated with product lines the Company has discontinued within the last year. There can be no assurance that the Enterprise segment's profitability will continue in the near future. For an additional discussion of the risks affecting the Company's profitability, see the Risk Factor section of this filing regarding Future Operating Results Uncertain and Individual.com Has a History of Losses and the Company Anticipates That Losses Will Continue.

     The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise service offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales. The Company's Individual.com revenues are currently derived from advertising sales and revenues shared through business arrangements with companies involved in electronic commerce. During the second quarter of 1999, Individual.com converted its subscription based service to a free service offering subsidized by advertising and e-commerce. The Company's "other" revenues consist primarily of subscription fees generated from sales of services being discontinued by the Company.

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


RESULTS OF OPERATIONS FOR THE THREE- AND NINE- MONTH PERIODS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE- AND NINE- MONTH PERIODS ENDED SEPTEMBER 30, 1998

Revenues

Total revenues for the three months ended September 30, 1999 decreased slightly to $19.7 million compared to $19.8 million for the same period in 1998. Total revenues for the nine months ended September 30, 1999 remained constant at $58.7 million. For both periods, an increase in Enterprise revenues of approximately 8% and 10%, respectively, was offset by decreases in both Individual.com and Other revenues.

Enterprise revenue for the three months ended September 30, 1999 increased 8.3% to $18.5 million as compared to $17.1 million for the same period in 1998. Enterprise revenue for the nine months ended September 30, 1999 increased 9.8% to $54.2 million as compared to $49.4 million for the same period in 1998. The increase in Enterprise revenue was due primarily to increases in subscription revenues from new customers and the retention and growth of revenues from existing customers.

Individual.com revenue for the three months ended September 30, 1999 decreased 36.1% to $945,000 as compared to $1.5 million for the same period in 1998. Individual.com revenue for the nine months ended September 30, 1999 decreased 31.5% to $3.1 million as compared to $4.5 million for the same period in 1998. The decrease in Individual.com revenue resulted primarily from reductions in Individual.com subscription revenue caused by the introduction of a free Individual.com service during the second quarter of 1999.

Terminated or harvested product line revenues decreased 77.5% to approximately $284,000 and 72.7% to $1.3 million for the three- and nine-month periods ended September 30, 1999, respectively. The decrease in revenues from terminated or harvested product lines was due primarily to the spin out of the Clarinet business unit effective March 31, 1998 and an overall reduced sales effort directed at business lines that have been terminated or are being de-emphasized by the Company. The Company expects that revenue from terminated or harvested product lines will end by December 31, 1999.

Cost of revenues

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of the Company's services. Cost of revenues as a percentage of total revenues for the three-month period ended September 30, 1999 decreased to 40.6% from 41.0% for the same period in 1998. The percentage decrease in cost of revenues was due primarily to an initiative started by the Company in 1999 to negotiate reduced royalty costs with several third-party information providers. Cost of revenues as a percentage of total revenues for the nine-month period ended September 30, 1999 increased to 42.0% from 41.1% for the same period in 1998. The percentage increase in cost of revenues period-to-period has narrowed primarily due to negotiated reduced royalty costs with several third-party information providers.

Customer support expenses

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three-month period ended September 30, 1999 decreased 7.9% to $1.3 million as compared to $1.4 million for the same period in 1998. Customer support expenses for the nine months ended September 30, 1999 decreased 10.2% to $4.0 million as compared to $4.5 million for the same period in 1998. The decrease in customer support expenses resulted primarily from reductions in headcount and related expenses. As a percentage of total revenues, customer support expenses for the three- and nine-month periods ended September 30, 1999 decreased to 6.5% and 6.8%, respectively, from 7.0% and 7.6%, respectively, for the same periods in 1998.

Development expenses

Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month periods ended September 30, 1999 and 1998 remained constant at $2.8 million. Development expenses for the nine months ended September 30, 1999 decreased 3.9% to $8.7 million as compared to $9.1 million for the same period in 1998. The decrease in development expenses for the nine months ended September 30, 1999 resulted primarily from reductions in headcount and related expenses associated with the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, development expenses for the three- and nine-month periods ended September 30, 1999 decreased to 14.0% and 14.8%, respectively, from 14.1% and 15.4%, respectively, for the same periods in 1998.

Sales and marketing expenses

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended September 30, 1999 increased 31.8% to $10.5 million as compared to $8.0 million for the same period in 1998. Sales and marketing expenses for the nine months ended September 30, 1999 increased 18.4% to $28.9 million as compared to $24.4 million for the same period in 1998. As a percentage of total revenues, sales and marketing expenses for the three- and nine-month periods ended September 30, 1999 increased to 53.4% and 49.3%, respectively, as compared to 40.3% and 41.5%, respectively, for the same periods in 1998. These increases in sales and marketing expenses and as a percentage of total revenues resulted primarily from increases in headcount and related expenses as well as the increased investment in brand development of Individual.com related to marketing and advertising costs.

General and administrative expenses

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended September 30, 1999 increased 25.4% to approximately $1.3 million as compared to $1.0 million for the same period in 1998. The increase in General and Administrative expenses is due to increased spending of the Individual.com segment in headcount and related expenses. General and administrative expenses for the nine months ended September 30, 1999 decreased 13.8% to $3.1 million as compared to $3.6 million for the same period in 1998. The decrease in general and administrative expenses was due primarily to reductions in headcount and related expenses as well as a reduction in professional fees associated with special business development efforts. As a percentage of total revenues, general and administrative expenses for the three-month period ended September 30, 1999 increased to 6.4% as compared to 5.1% for the same period in 1998. As a percentage of total revenues, general and administrative expenses for the nine-month period ended September 30, 1999 decreased to 5.4% as compared to 6.2% for the same period in 1998.

Merger, disposition and other charges

Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's business combinations. For the three- and nine-month periods ended September 30, 1999, there were no additions to merger, disposition and other charges. For the three- and nine- month periods ended September 30, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual and the purchase of ISS, the termination of the Clarinet business unit, severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies.

Interest income (expense), net

Interest income (expense), net during the three- and nine-month periods ended September 30, 1999, decreased to approximately $389,000 and $1.3 million, respectively, from approximately $564,000 and $1.8 million, respectively, for the same periods in 1998, due to the interest earned on lower cash and investment balances.

Provision for income taxes

The provision for income taxes for the three- and nine-month periods ended September 30, 1999 decreased to approximately $15,000 and $67,000, respectively, as compared to approximately $27,000 and $114,000, respectively, for the same periods in 1998. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments totaled $27.1 million at September 30, 1999, as compared to $41.6 million at December 31, 1998, a decrease of $14.5 million. Net cash of approximately $10.7 million was used in operations for the nine months ended September 30, 1999 primarily resulting from the Company's net loss for the period. Net cash used by investing activities for the nine months ended September 30, 1999 was approximately $72,000, resulting primarily from a net decrease in short-term investments of $3.8 million offset by purchases of $3.3 million made up primarily of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 1999 was approximately $70,000 resulting from cash proceeds of $1.5 million from stock issuances made pursuant to the Company's employee stock plans, offset by approximately $755,000 in payments related to reducing current and long-term obligations, and approximately $675,000 in payments related to treasury stock purchases.

     The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, products or technologies. The Company has continued to make a significant cash investment in its wholly-owned subsidiary, Individual.com, Inc. ,while at the same time the Company is actively pursuing both strategic and financial investors to allow it to continue the development of the Individual.com business.

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

 .    Service offerings. The Company continues to test released services offered, as needed, for Year 2000 compliance. As of September 30, 1999, the Company had successfully completed testing on approximately 98% of its supported services and estimates completion of this test process by November 30, 1999. The Company, through testing and development efforts, has determined that such service offerings are Year 2000 compliant. When testing services for Year 2000 compliance, the Company attempts to confirm that (i) news can be collected over the boundary from 12/31/1999 to 1/1/2000, (ii) date fields with either two or four digit year formats will function correctly for years in the new millennium, (iii) date fields in both server and client log files will be displayed correctly, (iv) the services will be able to conduct searches for date ranges that overlap the new millennium, and (v) the Year 2000 will be recognized as a leap year. New services under development for this year have Year 2000 qualification as part of the products' test plans. None of these development projects have been materially delayed or impacted by the Company's Year 2000 readiness efforts.

 .    Third-party information providers. The Company relies on content provided by third-party information providers. As of September 30, 1999, the Company had contacted all of its information providers with respect to their Year 2000 compliance status. Approximately 99% of the information providers contacted returned their compliance responses and the Company has identified issues with sixteen. The Company expects that these issues will be addressed by the end of the year. The Company's goal is to have all information providers' compliance responses complete by November 30, 1999. Also, the Company is trying to minimize its dependence on third party information provider's external date formats by internally generating timestamps on its server. While the Company is committed to taking every reasonable action to obtain assurances from such third-party information providers that their software is Year 2000 compliant, it can not guarantee the performance of such providers or predict whether the assurances provided by them may be accurate and realistic.

 .    Business Partners' Applications. The Company's customers invest in third-
     party software, some of which is supplied by the Company's business partners for the purpose of integrating news into the customer's applications. The Company has identified such business partners and has requested from them the status of their Year 2000 compliance efforts. These communications were 50% complete as of September 30, 1999. The Company's goal is to have all business partners' compliance responses received by November 30, 1999. Additionally, the Company has an arrangement with WAVO Corporation, a common carrier communications vendor, for the delivery of news and information from third party news providers who do not have their own broadcast communications capability. WAVO has stated that the replacement or remediation of its critical IT and Business Systems will be completed by December 31, 1999. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

 .    Internal Systems. Except as set forth below, the Company has completed its inventory and assessment of its business and internal systems. The scope of business systems ranges from accounting, payroll, communications, internet access and internal production. The Company believes such systems are Year 2000 compliant. The Company only has one remaining system which is currently undergoing testing. The Company anticipates completing this testing by November 15, 1999.

     Costs: The Company has contracted with outside consulting expertise to assist in its Year 2000 compliance efforts. It is anticipated that this cost will not exceed $125,000. The Company continues to utilize internal personnel to identify Year 2000 readiness in its supported services, network hardware/applications, internal business and information systems. The Company estimates that the total direct cost of the Company's internal Year 2000 compliance efforts will be approximately $1.5 million. The total time estimated for the project for internal employees would equate to approximately twelve person years. As of September 30, 1999, the Company had spent approximately $1.0 million. These costs do not include estimates of indirect costs associated with time spent by the Company's management or staff discussing Year 2000 issues internally or with third parties. Such discussions are handled by existing employees through the ordinary course of business. The Company has not identified the need to hire additional staff specifically to address third party questions or concerns.

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

Individual.com Has a History of Losses and the Company Anticipates That Losses Will Continue

     The Individual.com business has a history of operating losses and the Company expects losses and negative cash flow in this business to continue for the foreseeable future. The Company plans to invest in the continued development of its Individual.com business and, as a result, anticipates it will incur significant additional expenses relating to brand development, advertising, marketing and promotional activities. Although the Company intends to increase spending in connection with its Individual.com business, its efforts may not prove successful in increasing user traffic on the Individual.com Web site. The operations of Individual.com may place a strain on the Company's financial resources if Individual.com is unable to raise capital through alternative mechanisms and may detract capital from otherwise profitable operations. Additionally, the Company believes that maintaining and growing awareness about the Individual.com brand is an important aspect of its efforts to continue to attract users and advertisers. The Company cannot be certain that its effort to build such brand awareness through its increased spending will be successful.

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

Future Operating Results Uncertain

     The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers and advertisers, as well as increase penetration into existing customers. In addition, as of September 30, 1999, the Company had an accumulated deficit of approximately $113 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

Dependence on Continued Growth in Use of the Internet

     The Company distributes certain services across multiple delivery platforms, including the Internet, private networks based on a variety of groupware products, electronic mail, and facsimile. Sales of certain of the Company's services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. As a result, there can be no assurance that communication or commerce over the Internet will continue to develop at historical rates or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure or timely development and commercialization of performance improvements. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics of and quality of products or services. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Reliance on Advertising Revenues and Uncertainty of the Web as an Advertising Medium

     The Internet is an unproven medium for paid advertising sponsorship of Web-based services such as the Company's Individual.com service. Individual.com's revenues are generated from the sale of advertisements and e-commerce on its Web page. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their services relative to traditional print and broadcast media. The Company's ability to generate significant advertising and e-commerce revenues from its Individual.com service will depend upon, among other things:

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

      Individual.com Business

      The Company's Individual.com business competes directly with many other Web-based news and information services. The market for Internet services is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and it is expected that competition will continue to intensify. Individual.com competes, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

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

Dependence on News Transmission Sources

     The Company's news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these four vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through one of two methods: 1) an arrangement between the Company and WAVO Corporation, a common carrier communications vendor, or 2) the Company's own NewsEdge Network, a proprietary entitlement and delivery system launched in the fall of 1998 that takes advantage of both leased line and Internet delivery. WAVO presently also markets services that compete directly with those of the Company. WAVO is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WAVO expires on December 31, 2000. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WAVO were terminated on short notice, or if WAVO were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business could be materially and adversely affected. The Company believes that if WAVO were unable to fulfill its obligations, other sources of retransmission would be available to the Company including NewsEdge Network, although the transition from WAVO to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition. WAVO did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of the Company's customers. The interruption was resolved in approximately ten days and did not have a material impact on the Company's financial results. WAVO has stated that the replacement or remediation of its critical IT and Business Systems will be completed by December 31, 1999.

     In addition, the Company's customers depend on Internet service providers, online service providers and other Web site operators for access to the Company's products. Many of these Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Furthermore, the Company's Individual.com Web site must accommodate a high volume of traffic and deliver frequently updated information. The Individual.com Web sites may experience slower response times or decreased traffic for a variety of reasons. These types of occurrences in the future could cause users to perceive the Individual.com Web site as not functioning properly and therefore cause them to use another Web site or other method to obtain information.

Risk of System Failure or Inadequacy

     The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Similarly, the Company's ability to track, measure and report the delivery of advertisements on its Web site depends on the efficient and uninterrupted operation of a third-party system. Although the Company has limited back-up capability, this measure does not eliminate the significant risk to the Company's operations from a natural disaster or system failure at its principal site. In addition, any failure or delay in the timely transmission or receipt of news feeds and computer downloads from its information providers, due to system failure of the information providers, the public network or otherwise, could disrupt the Company's operations. The Company's insurance policies may not adequately compensate us for any losses that it may incur because of any failures in its system or interruptions in delivery of content. The Company's business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

Risks Relating to Year 2000 Issues

     The Company believes that its software and services are substantially Year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. The Company utilizes third-party computer and telecommunications equipment to produce and distribute its services as well as to operate other aspects of its business, and while the Company has currently tested the majority of such systems, there can be no assurances that such equipment is Year 2000 compliant. The Company also is addressing two categories of possible issues relating to its third party information suppliers: (i) a small percentage of wires may exhibit presentation issues with the new millennium and (ii) some third party information providers may have delivery problems associated with Year 2000 issues. The Company is identifying presentation issues and when identified, they are being handled by contacting the information provider who may correct the problem at the source or by having the Company develop a workaround in the software. The risks associated with delivery problems present more serious issues for the Company as the Company would be without certain news content. The Company has sought to obtain substitute news sources if specific news providers experience technical difficulties delivering their content as a result of a Year 2000 problem, but the Company cannot guarantee the availability of such substitute content. Also, the Company has developed alternative delivery solutions, such as the Internet or leased line transmission, to be used if WAVO, a common carrier communications vendor that delivers news and information from certain third party news providers, experiences delivery difficulties due to the Year 2000 problem. The Company estimates that in the worst case scenario it would take approximately eight weeks for it to remedy such a delivery problem. While the Company is committed to taking every reasonable action to obtain assurances from such business partners that their software and services are Year 2000 compliant, it can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic. Although the Company does not anticipate a failure in its ability to delivers news, and has established contingency plans, such a failure may (i) have a material adverse effect upon the Company's business, results of operations and financial condition, (ii) require the Company to incur unanticipated material expenses to remedy any problem and (iii) result in litigation due to the Company's inability to fulfill its contractual obligations. In such cases the Company would likely suffer a disruption in its revenue stream and operations could be materially impacted.

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

Potential Liability For Information Transmitted

     The Company may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information it publishes either though its Enterprise services or on its Web site. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. The Company could also be subject to claims based upon the content that is accessible from its Web site through links to other Web sites. The Company's insurance may not adequately protect it against these claims.

Privacy Concerns

     Web sites typically place "cookies" on a user's hard drive without the user's knowledge or consent. The Company uses cookies for a variety of reasons, including the collection of data derived from the user's Internet activity. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of the Individual.com business' sales and marketing efforts. In addition, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit the Company's ability to target advertising or collect and use information in certain European countries.

         Any penetration of the Company's network security or other misappropriation of users' personal information could subject the Company to liability. These claims could result in litigation. In addition, the Federal Trade

Commission and several states have investigated the use by certain
Internet companies of personal information. The Company could incur expenses if new regulations regarding the use of personal information are introduced or if its privacy practices were investigated.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of September 30, 1999, the Company did not use derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Exchange Risk
      As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of September 30, 1999, the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)        Exhibits.

         27.1 - Financial Data Schedule for the three- and nine- month periods ended September 30, 1999


6(b)     REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       NEWSEDGE CORPORATION
                                                       (Registrant)






Date:  November 12, 1999                       /s/   Ronald Benanto
                                               --------------------------------
                                               Ronald Benanto
                                               Vice President - Finance and CFO

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit No.                                 Description


     27.1     --      Financial Data Schedule for September 30, 1999