Form 10-K
period 1999-12-31
NEWSEDGE CORP
filed 2000-03-30
CIK 858912

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

                  For the fiscal year ended: December 31, 1999
                                             -----------------
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 Par Value
                                 Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No   .
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 2000, was approximately $77.0 million (based upon the closing bid price of the Registrant's Common Stock on March 20, 2000, of $4.25 per share).

The number of shares outstanding of the Registrant's $.01 par value Common Shares as of March 20, 2000 was 18,127,493.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

     In fiscal 1999 the Company addressed the market for news and current awareness through two primary lines of business: the Enterprise business and the Individual.com (formerly NewsPage) business. The Enterprise business involves selling the Company's services directly to large organizations. The Company's Enterprise services deliver news and information to large numbers of users within organizations through corporate Intranets or local area networks (LAN). As of December 31, 1999, the Company had over 1,400 Enterprise customers, an increase of 8% from the previous year-end, with approximately 700,000 users. These organizations included 81 of Business Week's 100 largest global companies (based upon market capitalization).

     The Company's Individual.com business operated Individual.com, an Internet web site that offers customized, business-oriented news and information. Through a series of strategic relationships, the Individual.com business also provided news and information for a number of other Internet web sites. During 1999, these relationships included Netscape Business Journal and Yahoo! Small Business. The Individual.com service was supported in part by targeted advertising and electronic commerce, and was offered to end users as either a free service for a basic package or as a subscription service for premium packages. On February 18, 2000, the Company, Office.com Inc. and Individual.com entered into a Stock Purchase Agreement, providing for the sale by the Company of all the issued and outstanding capital stock of Individual.com, Inc. to Office.com, Inc. The initial closing of the purchase and sale for 80% of the outstanding shares of Individual.com, Inc.'s common stock, $.01 par value (the "Shares") occurred on February 18, 2000. The closing of the remaining 20% of Individual.com's common stock shall occur no later than February 28, 2001. The aggregate purchase price for all of the outstanding shares of Individual.com's stock was $10,000,000 in cash, payable in installments on February 18, 2000, May 1, 2000, December 31, 2000 and February 28, 2001.

     In addition to the Enterprise business and the Individual.com business, the Company also reports a segment of "other" revenue, which consists of services which are being phased out by the Company, and which the Company expects to be immaterial beyond 2000. The Company now reports the Individual.com business as discontinued operations.

Industry Background and Target Market

     Increasingly, businesspeople are turning to Internet technology for the news they need to be competitive and effective in their jobs. Analysts estimate that the number of users of Internet technology at work reached a worldwide total of 50 million in 1999. The analysts project that the number of business web users will grow at a rate of 25% per year through the year 2001, about doubling the number of workers using the Internet over the next three years.

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

     The Company's Enterprise business has services which provide users with a concentrated briefing at the beginning of each day, distilled from the previous day's business news and customized to meet their personal interests. These services also offer periodic updates of the news during the day for monitoring specific topics of interest. For workers who are on the front lines of information analysis and decision making such as CEOs, corporate communications personnel, reporters and securities traders, the Enterprise business offers services which scroll news stories in real-time and automatically alert the user to relevant stories that meet their personal interests immediately as they break. In addition to briefing, monitoring and alerting, many of the Company's services offer a search and retrieval function to help research historical information needs.

     Some Company services have direct Internet links from stories of interest to certain partner information services for reference information such as company descriptions, summary financial statistics, SEC filings, stock quotations and charts and in many cases direct connections to the web sites of companies mentioned in the story.

     All interactive news service offerings within the Company's business line are available through common Internet browsers. Enterprise customers have the choice of accessing their news service by installing dedicated NewsEdge servers inside their firewalls on their own LAN or accessing their news service by connecting to similar servers maintained at the Company's headquarters via private connections or the public Internet itself.

     Three key components of the Company's competitive advantage are the NewsEdge Refinery (TM) (the "Refinery"), the Company's editorial and review staff and the Company's contractual relationships with news and information providers. These competitive advantages are leveraged across the Enterprise business line, providing end-users various levels of customized, filtered news from authoritative sources.

     The NewsEdge Refinery(TM)

     The NewsEdge Refinery(TM) filters news stories from more than 500 global news sources, eliminating redundancies while prioritizing and summarizing only the relevant stories into targeted NewsEdge Review(TM) topics ("Review Topics"). As stories are received into the Refinery from various content providers around the world in their native format, an automated software editor program is used to consistently format, tag and code the stories to allow for enhanced indexing throughout the remainder of the process. The stories are then fed from the software editor through refined filtering software (see discussion on SMART technology in "Certain Factors Affecting Future Operating Results" - Dependence on Proprietary Technology) to eliminate obvious redundancies and categorize the remaining stories into a first draft of the 1,400 Review Topics maintained by the Company. A staff of professional editors and reviewers then work with the results generated from the filtering software to further eliminate redundancies incapable of detection through the filtering software, while continuing to enhance the summarization and prioritization of the stories contained within the final delivered Review Topics. Finally, a proprietary software application distributes the resulting Review Topics to various servers for ultimate consumption by the end user of any topical news service offered by the Company.

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

     NewsEdge Review Topics, Editors and Reviewers

     Using the automated capabilities of the Refinery plus an experienced professional editorial staff, the Company produces a news service called NewsEdge Review topics. Each night, a staff of more than two dozen business and industry experts personally reviews the news that has been electronically filtered, categorized, ranked and assembled from more than 500 global news sources into approximately 1,400 business topics and over 30,000 companies. The reviewers pick the top new stories, discarding duplicates and stories covered on previous days, and then prioritize the stories into a briefing for each of the 1,400 business topics. In the early morning hours of every business day, the Review Topics are transmitted to servers at NewsEdge and customer sites. The knowledge sets that define the Review Topics have been honed by an aggregate of more than 200 person-years of experience in news selection and review. In addition, the editors consult with customers on paid knowledge management assignments to help such customer's users make better use of their services.

     News and Information Providers

     The Company has contracted with over 100 global content providers to make available through its services news and information from over 2,000 sources. News and information sources currently available on NewsEdge include newswires from AFX News Limited, The Associated Press, Inc., Bloomberg, Bridge, Dow Jones & Company, Inc., Knight-Ridder/Tribune Information Services, L.P. and Nihon Shimbun America, Inc. , as well as the text of stories in The Financial Post (Toronto), The Financial Times (London), The New York Times, London Daily Telegraph/Telegraph Group Limited and The Wall Street Journal. Also available for use within select NewsEdge services are the business sections of over 100 North American newspapers, over 30 major metropolitan business journals, periodicals such as Business Week, Forbes, Fortune, InfoWorld, MacWeek and PCWeek, newsletters such as those distributed by American Banker and Phillips Business Information Services, Inc. and international wire services and publications such as Agence France Presse, Deutsche Press-Agentur GmbH, Het Financieele Dagblad B.V. and the Economist.

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

     Contracts with information providers require the Company to remit royalties to information providers on a revenue share basis or related to the Company's sale of their content on a per customer or per user basis. The Company has negotiated fixed fee arrangements with certain news providers and is pursuing additional arrangements of this type with other information providers.


NewsEdge Service Offerings

     During 1999, the Company defined and provided three categories of service offerings for news users. All three of these service offerings are Internet browser enabled.

o NewsEdge Live(TM) provides and processes an up-to-the-second news broadcast for immediate scrolling news views and user alerting. NewsEdge Live version
     5.1 was released to customers in October 1999.

o NewsEdge Insight(TM), offered in both a web interface and a Lotus Notes environment, combines the monitoring of real-time news with briefings from NewsEdge Review topics. NewsEdge released both a notes version and a web version in the second half of 1999.

o NewsEdge NewsObjects(R) is a set of news components used by customers to build their own applications; by the NewsEdge partner companies to news-enable off-the-shelf products to make them even more valuable; and by the NewsEdge Solutions Team to customize services for customers. NewsObjects is available as both ActiveX and HTML toolkits. The most recent release of NewsObjects, NewsEdge NewsObjects - ActiveX Toolkit 2.1, was made available in October 1999.

     In connection with the NewsEdge Live and NewsEdge Insight service offerings, a telecommunications service known as the NewsEdge Network(TM) provides a high availability frame-relay network that synchronizes the delivery of news stories to certain customer-based servers from the Company's headquarters. NewsEdge Network has sufficient bandwidth to deliver news stories with minimal delay. One of the primary advantages of this enhanced service offering is the automatic monitoring of stories received by the customer's systems and automatic retransmission of any missed stories which may have resulted from a business interruption at the customer's site.

     In addition to the news service offerings, the Company builds news processing software for servers to be located at both customer sites and NewsEdge hosted facilities. NewsEdge Server(TM) version 5.0 was released to customers in October 1999.

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

     Business Detail

     The Company sells Enterprise services directly to corporations, financial institutions, non-profit organizations and government agencies via its own Enterprise sales organization that included over 100 employees at the end of 1999. The Company maintains sales offices and distributors in North America, South America, Europe, Asia and the Middle East to be close to its customers and to provide regional field engineering support.

     To further increase the value of the Company's Enterprise services to customers, the Company offers application consulting through a professional services group. Furthermore, the Company offers knowledge management services to assist customers in defining their business information needs and then structuring their NewsEdge news service to achieve the highest level of satisfaction.

     At the end of 1999, the Company counted more than 1,400 enterprises as customers. This represents a 8% increase over the last year. Included in this group of NewsEdge customers are 81 of the 100 largest global companies listed by Business Week, ranked by market capitalization. By December 31, 1999, these Enterprise customers had authorized more than 700,000 NewsEdge users within their organizations, representing almost a 20% growth over December 31, 1998.

     There was a continued shift towards the Company's Internet technology-enabled services during 1999. It is management's belief that the Internet enablement was a significant ingredient in achieving increased numbers of users per customer. Management estimates that while approximately 75% of enterprise users of NewsEdge services were Internet enabled at the end of 1998, by the end of 1999 the Internet enabled percentage was approximately 100%.


The Individual.com Business

     During 1999 the Individual.com business was targeted at single workers. It operated Individual.com, an Internet web site that offered customized, business-oriented news and information. Through a series of strategic relations, the Individual.com business also provided news and information for a number of other Internet web sites. During 1999, these relationships included Netscape Business Journal and Yahoo! Small Business. Pursuant to that certain Stock Purchase Agreement, the Company sold Individual.com to Office.com Inc. on February 18, 2000.

News Operations and Support

     The NewsEdge Refinery(TM) is staffed around the clock every day of the year. This staff includes operators, technicians and systems engineers who monitor, maintain and repair NewsEdge capabilities and contact news providers and telecommunication vendors when services need attention. The goal is continuous, real-time news services for customers.

     The Company provides several layers of customer support. While every Enterprise customer has a dedicated account executive and account manager, the Company's multi-tiered customer support organization also provides additional help for system administrators with questions and problems that are more technical in nature. The Company not only provides specialist help via 1-800 telephone support, but also has field engineers available for travel to customer locations for situations that require on-site support. Finally, in special circumstances, high-attention teams are assembled for customer problems that are particularly complex.

     There were approximately 102 employees involved in news operations and support at the end of 1999.

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

     Development efforts have also been focused on supporting additional desktop operating platforms and LAN configurations, expanding the scalability of the NewsEdge server, managing the increasing number of news sources, increasing storage for news history, advancing the ease of programmatic access through support for ActiveX, Java and HTML components, and providing enhanced precision and functionality for user searches and profiles. The Company's development expenses were $8.5 million, $10.7 million and $10.7 million in 1999, 1998 and 1997, respectively. The NewsEdge server is developed in modules according to the primary NewsEdge functions: a news collection and alerting module; a news database module for storing and retrieving the full text of the news stories; a network module adaptable to the network protocols installed at customer sites; and a module which allows customer administrators to configure newswire access and monitor NewsEdge activity. The Company believes its decision to manage its own software development internally creates a competitive advantage for the Company by improving speed and flexibility in meeting market and technology changes.

     An important goal of the NewsEdge development staff is the continuing enhancement of the Refinery, particularly, its coding and tagging capabilities and its ability to manage an increasing number of newswires offered by the Company. The Company's marketing personnel identify newswires to be added to the NewsEdge offerings based on customer feedback and negotiate contracts with news providers. The newswires are then integrated with NewsEdge services by development and support personnel. The Company is currently seeking to expand its content offerings with additional industry-specific information to increase sales to customers in new vertical markets and with additional international news sources to increase the availability of global, 24 -hours a day news coverage.


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

Competition

     The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by extremely large and well-capitalized companies.


     The Company competes or may compete directly or indirectly with the following categories of companies:

o large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson and Thomson;

o    market data services companies such as Bloomberg and Bridge;

o traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of web sites on the Internet;

o large providers of LAN-based software systems such as Lotus/IBM, Netscape and Microsoft, which could, in the future, ally with competing news and information providers; and

o to a lesser degree, consumer-oriented, advertising-subsidized Web-based services and Internet access providers.

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


Employees

     As of December 31, 1999, the Company had 350 full-time employees within its continuing operations, consisting of 154 employees in sales and marketing, 102 employees in editorial and news operations (the costs of which are included in cost of revenues) and customer support, 63 employees in development and 31 employees in general administration. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers its relations with employees to be good.

Recent Developments

     On December 7, 1999, the Company, RoweCom Inc., ("RoweCom"), and RoweCom Merger Corporation, a wholly-owned subsidiary of RoweCom ("Merger Sub") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), providing for the merger of Merger Sub with and into the Company, after which the separate corporate existence of Merger Sub would cease and the Company would continue as the surviving corporation and a wholly-owned subsidiary of RoweCom.

     On March 6, 2000 the Company, RoweCom and Merger Sub agreed to terminate the Merger Agreement, by mutual consent. At the same time, the Company and RoweCom entered into an agreement to combine and jointly market to business customers the companies' respective catalog. As a result of this joint marketing agreement, the Company will provide all on-line news and current awareness services ordered by either parties' business clients and RoweCom will provide all magazine, journal, books and newspaper subscriptions ordered by either parties' business clients. Users may access the Company's and RoweCom's catalogs by means of links found in either of their web sites.

     On March 15, 2000, the Company further announced the resignation of Donald
L. McLagan as Chief Executive Officer of the Company and its subsidiaries, NewsEdge Canada Corporation, NewsEdge Securities Corporation and NewsEdge, K.K., effective on March 14, 2000. In addition, Mr. McLagan resigned as a director of the Company, effective on March 14, 2000. The Board of Directors of the Company the appointed Clifford M. Pollan, previously the Company's President and Chief Operating Officer, as Chief Executive Officer and member of the Board of Directors.



     The Company also announced that it had received resignations dated March 14, 2000 from two members of the Board of Directors, Ms. Ellen Carnahan and Ms. June Rokoff, each effective immediately. Mr. Rory Cowan, a current member of the Board of Directors, was appointed Chairman of the Board. Basil Regan and Peter Woodward, each of the investment firm Regan Fund Management Ltd., a stockholder of the Company, were concurrently appointed members of the Board of Directors. A third member of the Board of Directors representing Regan Fund Management Ltd. will be nominated to an expanded Board of Directors at the next annual meeting of the stockholders of the Company.


Item 2. Properties

     The Company's corporate headquarters are located in Burlington, Massachusetts. As of December 31, 1999, the Company leased approximately 40,000 square feet under a lease expiring in May 2003 and an additional 42,000 square feet in a separate office building under a lease expiring in January 2001. The Company also leases additional facilities and offices for sales and customer service and support in New York, New Jersey, Washington D.C., Illinois, California, Toronto, Canada, London, England, Geneva, Switzerland and Tokyo. The Company believes that its existing facilities and offices, along with additional alternative space available to it, are adequate to meet its requirements for the foreseeable future.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company effected its initial public offering of its Common Stock on August 11, 1995 at a price to the public of $15.00 per share. As of March 20, 2000, there were approximately 172 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation on the Nasdaq National Market under the symbol "NEWZ."

     Based on the Nasdaq National Market daily closing price, the high and low bid prices of shares of Company Common Stock for each quarter for the past two years are shown below. The quotations represent interdealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.


                            Nasdaq National Market Daily Closing Price:
 Quarter Ended              High                                    Low
--------------------------------------------------------------------------------
 March 31, 1998            $14.13                                  $7.84
 June 30, 1998              17.13                                   8.75
 September 30, 1998         12.25                                   6.38
 December 31, 1998          11.63                                   4.63
 March 31, 1999             14.25                                   8.00
 June 30, 1999              11.50                                   6.63
 September 30, 1999          9.50                                   6.50
 December 31, 1999          12.88                                   8.31

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

     On November 4, 1999, the Company issued a warrant ("the Warrant") for 50,000 shares of the Company's Common Stock at an exercise price of $7.125 per share to one of the Company's investment advisors as part of an agreement for services. The Warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Warrant was fully vested at the time of issuance and shall be void on November 4, 2001. The estimated fair value of the Warrant totaled $303,000, and has been recorded as a charge to general and administrative expenses in 1999.

Item 6. Selected Consolidated Financial Data


                                                                    Year Ended December 31,
                                                 --------------------------------------------------------------
Statement of Operations Data:                       1999         1998         1997        1996        1995
                                                 ------------- ------------ ------------ ----------- ----------
                                                                         (in thousands)
      Total revenues                                $  74,247    $  73,180    $  71,669   $  58,969   $  41,757
                                                    ---------    ---------    ---------   ---------   ---------

      Cost of revenues                                 29,838       29,830       27,785      21,158      15,065
      Customer support expenses                         4,903        5,383        4,832       2,901       2,315
      Development expenses                              8,541       10,673       10,666       7,888       5,558
      Sales and marketing expenses                     30,761       28,611       26,741      20,881      17,759
      General and administrative expenses               2,812        4,024        5,018       6,128       4,274
      Mergers, dispositions and other charges               -       11,094        5,084      39,422           -
                                                    ---------    ---------    ---------   ---------   ---------
          Total costs and expenses                     76,855       89,615       80,126      98,378      44,971
                                                    ---------    ---------    ---------   ---------   ---------
      Loss from continuing operations                  (2,608)     (16,435)      (8,457)    (39,409)     (3,214)
          Interest income and other, net                1,541        2,308        2,983       1,672         653
                                                    ---------    ---------    ---------   ---------   ---------
      Loss from continuing operations
          before provision for income taxes            (1,067)     (14,127)      (5,474)    (37,737)     (2,561)
      Provision for income taxes                           83          166        1,297         614         183
                                                    ---------    ---------    ---------   ---------   ---------
      Loss from continuing operations                  (1,150)     (14,293)      (6,771)    (38,351)     (2,744)
          Accretion of dividends on preferred
            stock                                          --           --           --        (463)     (1,743)
          Discount on redemption of preferred
            stock                                          --           --           --          --       1,232
                                                    ---------    ---------    ---------   ---------   ---------
      Loss from continuing operations to
            common stockholders                        (1,150)     (14,293)      (6,771)    (38,814)     (3,255)
                                                    ---------    ---------    ---------   ---------   ---------
      Loss from discontinued operations               (15,843)      (2,935)      (9,090)     (7,505)     (1,321)
                                                    ---------    ---------    ---------   ---------   ---------
      Net loss                                      $ (16,993)   $ (17,228)   $ (15,861)  $ (46,319)  $  (4,576)
                                                    =========    =========    =========   =========   =========
      Basis and diluted net loss per common
          share: (1)
          Continuing operations                     $   (0.07)   $   (0.83)   $   (0.41)  $   (2.61)  $   (0.38)

          Discontinued operations                       (0.91)       (0.17)       (0.54)      (0.51)      (0.15)
                                                    ---------    ---------    ---------   ---------   ---------
            Total basic and diluted net loss
              per share                             $   (0.98)   $   (1.00)   $   (0.95)  $   (3.12)  $   (0.53)
                                                    =========    =========    =========   =========   =========

                                                                       As of December 31,
                                                 ---------------------------------------------------------------
 Balance Sheet Data:                                1999         1998         1997        1996        1995
                                                 ------------- ------------ ------------- ---------- -----------
      Cash and cash equivalents                     $  20,278    $  37,808    $  35,175   $  10,735   $  19,301
      Working capital (deficit)                        (4,632)      10,294       29,530      35,303      32,815
      Total assets                                     47,854       69,154       92,246      97,644      67,239
      Senior subordinated notes                            --           --           --          --      10,000
      Redeemable preferred stock                           --           --           --          --      23,999
      Total stockholders' equity (deficit)              6,711       19,249       38,445      51,531       3,394



--------------------------------------------------------------------------------
(1) Calculated on the basis described in Note 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its service offerings; and (iv) the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results" contained in the Company's Annual Report on Form 10-K for the fiscal year ended 1999.

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

     The market for news and current awareness is pursued by the Company through its Enterprise business, which uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of December 31, 1999, the Company had over 1,400 Enterprise customers, up 8% from the previous year-end, with approximately 700,000 users. The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise service offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales.

     Individual.com, Inc. operated the Company's single-worker news service business unit, which derived its revenues from targeted advertising and electronic commerce. On February 18, 2000, the Company, Office.com, Inc. and Individual.com, Inc. entered into the Stock Purchase Agreement providing for the sale by the Company of all the issued and outstanding capital stock of Individual.com, Inc. to Office.com. An initial purchase and sale of 4,000,000 of the shares occurred on February 18, 2000. The purchase and sale of the remaining 1,000,000 shares shall occur no later than February 28, 2001. Pursuant to the Stock Purchase Agreement, the aggregate purchase price for the total 5,000,000 shares was $10,000,000 in cash, payable in installments on February 18, 2000, May 1, 2000, December 31, 2000 and February 28, 2000.

     The Company estimates a gain on the sale of Individual.com, Inc. totaling approximately $7,600,000 before applicable income taxes. The Company will record $5,600,000 of the gain in February 2000 and the remainder in February 2001, as each of the two closings occur.


     In addition to the Enterprise business, the Company also reports a segment of "other" revenue, which consists of services that are being phased out by the Company, and that the Company expects to be immaterial beyond 1999. The Company's "other" revenues consist primarily of subscription fees generated from sales of services.


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

     The Company is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East. The Company was formed as Desktop Data, Inc. in 1988, acquired Investment Software Systems, Inc. ("ISS") from ADP Financial Services, Inc. in January 1998, and upon the closing of the February 1998 Merger Individual changed its name to NewsEdge Corporation.

Results of Operations

     The following table sets forth certain consolidated financial data as a percentage of total revenues:


                                                                   Percentage of Total Revenues
                                                                            Year Ended
                                                                           December 31,
                                                             -----------------------------------------
                                                                 1999          1998          1997
                                                             ------------- ------------- -------------

 Enterprise                                                        98.2%         92.1%         82.2%
 Other                                                              1.8           7.9          17.8
                                                             ------------- ------------- -------------
            Total revenues                                        100.0         100.0         100.0
 Cost of revenues                                                  40.2          40.8          38.8
 Customer support expenses                                          6.6           7.4           6.7
 Development expenses                                              11.5          14.6          14.9
 Sales and marketing expenses                                      41.4          39.1          37.3
 General and administrative expenses                                3.8           5.5           7.0
 Mergers, dispositions and other expenses                            --          15.1           7.1

                                                             ------------- ------------- -------------
            Total costs and expenses                              103.5         122.5         111.8
                                                             ------------- ------------- -------------
           Loss from continuing operations                         (3.5)        (22.5)        (11.8)
 Interest income and other, net                                     2.1           3.2           4.2
                                                             ------------- ------------- -------------
           Loss from continuing operations before
           provision for income taxes                              (1.4)        (19.3)         (7.6)
 Provision for income taxes                                         0.1           0.2           1.8
                                                             ------------- ------------- -------------
           Net loss from continuing operations                     (1.5)        (19.5)         (9.4)
 Loss from discontinued operations of Individual.com Inc.,
 net of taxes                                                     (21.3)         (4.0)        (12.7)
                                                             ------------- ------------- -------------
            Net loss                                              (22.9)%       (23.5)%       (22.1)%
                                                             ============= ============= =============


Year Ended December 31, 1999, as Compared to the Year Ended December 31, 1998

Revenues

     Total revenues for the year ended December 31, 1999 increased 1.5% to $74.2 million compared to $73.2 million for the same period in 1998. This increase was due to growth in revenues from the Company's enterprise product line offset by a decline in other revenues. Other revenues consist of revenues from product lines being terminated or de-emphasized by the Company.


     Enterprise revenue for the year ended December 31, 1999 increased 8.2% to $72.9 million as compared to $67.4 million in 1998. The increase in enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

     Other revenues decreased 77.3% to $1.3 million as compared to $5.8 million in 1998. The decrease in other revenues was due primarily to the spin off of the Clarinet business unit effective March 31, 1998 and the continued overall reduced sales effort directed at business lines that have been terminated or de-emphasized by the Company.

Cost of revenues

     Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of the Company's services. While cost of revenues for both periods remained flat at $29.8 million, a $1.8 million decline from terminated product lines was offset by a similar dollar increase within Enterprise, commensurate with increased revenue. Cost of revenues as a percentage of total revenues for the year ended December 31, 1999 decreased to 40.2% from 40.8%, for the same period in 1998. The percentage decrease in cost of revenues was due primarily to an initiative started by the Company in 1999 to negotiate reduced royalty costs with several third-party information providers.


Customer support expenses

     Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the year ended December 31, 1999 decreased 8.9% to $4.9 million as compared to $5.4 million for the same period in 1998. This $500,000 decrease was attributable to the terminated product lines business and was primarily due to reductions in headcount and related payroll expenses. As a percentage of total revenues, customer support expenses for the year ended December 31, 1999 decreased to 6.6% from 7.4% for the same period in 1998.

Development expenses

     Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the year ended December 31, 1999 decreased $2.2 million, or 20.0%, to $8.5 million as compared to $10.7 million for the same period in 1998. The decrease was primarily due to $800,000 saved from the terminated product lines and approximately $900,000 from a decrease in Enterprise business development efforts in 1999 versus 1998. As a percentage of total revenues, development expenses for the year ended December 31, 1999 decreased to 11.5% from 14.6% for the same period in 1998.

Sales and marketing expenses

     Sales and marketing expenses consist primarily of compensation costs, including sales commissions and bonuses, travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the year ended December 31, 1999 increased $2.2 million, or 7.5%, to $30.8 million as compared to $28.6 million for the same period in 1998. The $2.2 million increase resulted primarily from higher sales force and sales management headcount and related payroll expenses. As a percentage of total revenues, sales and marketing expenses for the year ended December 31, 1999 increased to 41.4% from 39.1% for the same period in 1998.

General and administrative expenses

     General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 1999 decreased $1.2 million, or 30.2%, to $2.8 million as compared to $4.0 million for the same period in 1998. The $1.2 million decrease in expenses was due primarily to a $500,000 in savings associated with the terminated product lines as well as reductions in headcount and related payroll expenses. As a percentage of total revenues, general and administrative expenses for the year ended December 31, 1999 decreased to 3.8% from 5.5% for the same period in 1998.


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

Interest income (expense), net

     Interest income (expense), net for the year ended December 31, 1999, decreased to $1.5 million from $2.3 million in 1998, due to a reduction in interest income associated with lower cash and investment balances.

Provision for income taxes

     The provision for income taxes for the year ended December 31, 1999 decreased to $83,000 from $166,000 in 1998. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Discontinued operations

     The Company has reported the historical operating results of its Individual.com business segment as discontinued operations. Revenues from discontinued operations were $4.1 million in 1999 and $6.4 million in 1998. Revenues decreased as a result of the decision by new management to convert from a mix of subscription fees and advertising revenue model to a advertising revenue only model. Expenses from discontinued operations were $19.9 million in 1999 and $9.3 million in 1998. The increase in expenses represented the Company's significant accelerated investment to evaluate the viability and market value of the Individual.com business. Due to the lack of growth in revenue, increase in expenses and ongoing funding, the Company's board of directors decided to sell its ownership interest in Individual.com, Inc. in February 2000. See Note 3 in the accompanying Notes to Consolidated Financial Statements.


Year Ended December 31, 1998, as Compared to the Year Ended December 31, 1997

Revenues

     Total revenues for the year ended December 31, 1998 increased 2.1% to $73.2 million compared to $71.7 million in 1997. This increase was due primarily to growth in revenues from the Company's enterprise product lines offset by a decline in other revenues. Other revenues consist of revenues from product lines being terminated or de-emphasized by the Company.


     Enterprise revenue for the year ended December 31, 1998 increased 14.3% to $67.4 million as compared to $58.9 million in 1997. The increase in enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

     Other revenues decreased 54.4% to $5.8 million as compared to $12.7 million in 1997. The decrease in other revenues was due primarily to the spin off of the Clarinet business unit effective March 31, 1998 and an overall reduced sales effort directed at business lines that have been terminated or are being de-emphasized by the Company.

Cost of revenues

     Cost of revenues as a percentage of total revenues for the year ended December 31, 1998 increased to 40.8% from 38.8% in 1997. The percentage increase in cost of revenues was due primarily to increased royalties paid to third-party information providers.

Customer support expenses

     Customer support expenses for the year ended December 31, 1998 increased 11.4% to $5.4 million as compared to $4.8 million in 1997. This $600,000 increase resulted primarily from higher payroll costs needed to attract and retain qualified personnel to support the Company's growing customer base. As a percentage of total revenues, customer support expenses for the year ended December 31, 1998 increased to 7.4% from 6.7% in 1997.

Development expenses

     Development expenses for the years ended December 31, 1998 and 1997 were $10.7 million. A decrease of approximately $870,000 in development expenses resulted from reductions in headcount and related expenses associated with the spin off of the Clarinet business unit effective March 31, 1998 and the discontinuation of other development efforts previously maintained by Individual. Offsetting this decline was higher payroll costs related to increases in headcount associated with ongoing development efforts. As a percentage of total revenues, development expenses for the year ended December 31, 1998 decreased to 14.6% from 14.9% in 1997.

Sales and marketing expenses

     Sales and marketing expenses for the year ended December 31, 1998 increased 7.0% to $28.6 million as compared to $26.7 million in 1997. The $1.9 million increase is due primarily to increases in payroll and commission costs associated with increased headcount and sales in the enterprise business. Additionally, twelve months of sales and marketing costs for the Clarinet business unit were included as part of total sales and marketing costs for 1997, but only three months were included in 1998 as a result of the spin off of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, sales and marketing expenses for the year ended December 31, 1998 increased to 39.1% from 37.3% in 1997.


General and administrative expenses

     General and administrative expenses for the year ended December 31, 1998 decreased 19.8% to $4.0 million as compared to $5.0 million in 1997. The decrease in general and administrative expenses was due primarily to a reduction in professional fees associated with special business development efforts and a reduction in senior management following the Merger. Additionally, twelve months of general and administrative costs for the Clarinet business unit were included as part of total general and administrative costs for 1997, but only three months were included in 1998 as a result of the spin out of the Clarinet business unit effective March 31, 1998. As a percentage of total revenues, general and administrative expenses for the year ended December 31, 1998 decreased to 5.5% from 7.0% in 1997.

Merger, disposition and other charges

     Merger, disposition and other charges consist primarily of the nonrecurring costs related to the Company's business combinations. For the year ended December 31, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual, the purchase of ISS, the spin off of the Clarinet business unit, the severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. For the year ended December 31, 1997, merger, disposition and other charges, totaling $5.1 million related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual.

Interest income (expense), net

     Interest income (expense), net for the year ended December 31, 1998, decreased to $2.3 million from $3.0 million for the same period in 1997, due to a reduction in interest income associated with lower cash and investment balances.

Provision for income taxes

     The provision for income taxes for the year ended December 31, 1998 decreased to $166,000 from $1.3 million in 1997. The higher tax provision for the year ended December 31, 1997, related to the tax provision generated from the profitable operations of Desktop Data when operating as a separate entity. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Discontinued operations

     Revenues from the discontinued operations of Individual.com, Inc. were $6.4 million in 1998 and $5.8 million in 1997. The increase in revenue resulted primarily from higher advertising revenue offset by a decline in subscription revenue. Expenses from the discontinued operations of Individual.com, Inc. were $9.3 million in 1998 and $14.9 million in 1997. The decrease in expenses represented significantly lower sales and marketing costs.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments totaled $20.3 million at December 31, 1999, as compared to $41.6 million at December 31, 1998, a decrease of $21.3 million.

     The Company's operations used $19.0 million, $8.5 million, and $5.7 million of cash in 1999, 1998, and 1997, respectively. The use of cash in operations during 1999 primarily resulted from the Company's operating losses, of which $15.8 million in operating losses were from the Individual.com, Inc. discontinued business. The continuing Enterprise core business of the Company accounted for only $2.2 million of the Company's consolidated operating loss and generated a positive $1.1 million in operating earnings before depreciation, amortization and interest in 1999.

     The Company's investing activities used $473,000 and $404,000 in 1999 and 1998, respectively, and provided $17.1 million in 1997. The net use of cash in 1999 resulted primarily from $4.1 million of capital expenditures partially offset by $3.8 million in proceeds resulting from the decrease in short-term investment balances caused by the reinvestment of cash from maturing investments into new investments with an original maturity of less than three months (i.e. cash equivalents).

     The Company's financing activities provided $2.1 million, $798,000 and $1.6 million in 1999, 1998, and 1997, respectively. Cash from financing activities was derived primarily from employee stock option exercises (including tax benefits) and purchases under the employee stock purchase plan. In 1999, the Company used $700,000 of its proceeds received from employee stock purchases to re-acquire 87,000 shares of its own stock in the open market.

     In addition to the December 31, 1999 year ending cash balance of $20.3 million, the Company expects to receive in 2000 $8.0 million of the $10.0 million sale proceeds from Individual.com, Inc. divestiture, $2.5 million of which was received in February 2000 and the remainder to be received no later than December 31, 2000.

     The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

     The Company believes that its current cash and cash equivalents, investment balances and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months primarily as a result of the divestiture of the Individual.com, Inc. business which lost $15.8 million in 1999.


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

Future Operating Results Uncertain

     The Company's ability to increase its revenues will depend upon its ability to expand its sales force, to increase sales to new customers as well as increase penetration into existing customers. In addition, as of December 31, 1999, the Company had an accumulated deficit of approximately $120.8 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

Dependence on Continued Growth in Use of the Internet

     The Company distributes certain services across multiple delivery platforms, including the Internet, private networks based on Lotus Notes and other groupware products, electronic mail, and facsimile. Sales of certain of the Company's services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. As a result, there can be no assurance that communication or commerce over the Internet will continue to develop at historical rates or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Laws and regulations may be adopted in the future that address issues such as user privacy, pricing and characteristics of and quality of products or services. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Competition

     The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by extremely large and well-capitalized companies.

     The Company competes or may compete directly or indirectly with the following categories of companies:

     o large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson, and Thomson;

     o    market data services companies such as ADP, Bloomberg and Bridge;

     o traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of web sites on the Internet;

     o large providers of LAN-based software systems such as Lotus/IBM and Microsoft, which could, in the future, ally with competing news and information providers; and

     o to a lesser degree, consumer-oriented, advertising-subsidized Web-based services and Internet access providers.

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

Dependence on News Providers

     A significant percentage of the Company's customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones, The Financial Times and Thompson. The Company's agreements with news providers are generally for terms of one to three years, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if the Company fails to fulfill its obligations under the agreement. Many of these news and information providers compete with one another and, to some extent, with the Company. Termination of one or more significant news provider agreements would decrease the news and information which the Company can offer its customers and could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Risk of System Failure or Inadequacy

     The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Similarly, the Company's ability to track, measure, and report the delivery of advertisements on its web site depends on the efficient and uninterrupted operation of a third-party system. Although the Company has limited back-up capability, this measure does not eliminate the significant risk to the Company's operations from a natural disaster or system failure at its principal site. In addition, any failure or delay in the timely transmission or receipt of news feeds and computer downloads from its information providers, due to system failure of the information providers, the public network or otherwise, could disrupt the Company's operations. The Company's insurance policies may not adequately compensate for any losses that it may incur because of any failures in its system or interruptions in delivery content. The Company's business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays operations.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for heding activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS NO. 133 is not expected to have a material impact on the Company's consolidated financial statements.

Potential Liability For Information Transmitted

     The Company may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information it publishes through its services. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. The Company's insurance may not adequately protect it against these claims.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of December 31, 1999, the Company did not use derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Exchange Risk

     As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of December 31, 1999, the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

Item 8. Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NewsEdge Corporation:

We have audited the accompanying consolidated balance sheets of NewsEdge Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Individual, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 6. Such statements are included in the consolidated financial statements of NewsEdge Corporation and reflect total revenues of approximately 46 percent in 1997 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Individual, Inc., is based solely upon the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of NewsEdge Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 18, 2000 (except with respect to the matter discussed in Note 1, as to which the date is March 7, 2000)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Individual, Inc:

We have audited the statements of operations, stockholders' equity (deficit) and cash flows of Individual, Inc. for the year ended December 31, 1997, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Individual, Inc.'s operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                          PricewaterhouseCoopers LLP


Boston, Massachusetts
January 30, 1998 (except as to the information in Note 15, for which the date is February 27, 1998)

                      NEWSEDGE CORPORATION and subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                              December 31,
                                                       ------------------------
                                                          1999           1998
                                                       ------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................     $  20,278      $  37,808
  Short-term investments .........................          --            3,782
  Accounts receivable, net of allowance
    for doubtful accounts of $306
    at 1999 and 1998 .............................        11,280         13,112
  Prepaid expenses and deposits ..................         5,132          5,037
                                                       ---------      ---------
         Total current assets ....................        36,690         59,739
                                                       ---------      ---------
PROPERTY AND EQUIPMENT, AT COST:
  Computer equipment .............................        21,418         17,534
  Furniture and fixtures .........................         1,273          1,116
  Leasehold improvements .........................         1,107            842
  Equipment under capital leases .................           612            852
                                                       ---------      ---------
                                                          24,410         20,344
   Accumulated depreciation ......................       (15,012)       (11,206)
                                                       ---------      ---------
                                                           9,398          9,138
                                                       ---------      ---------
OTHER ASSETS .....................................         1,766            277
                                                       ---------      ---------
                                                       $  47,854      $  69,154
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................     $   2,869      $   2,864
  Accrued expenses ...............................        14,837         17,853
  Deferred revenue, current ......................        23,010         27,837
  Current portion of long-term obligations .......           303            891
                                                       ---------      ---------
         Total current liabilities ...............        41,019         49,445
                                                       ---------      ---------
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION ......          --              303
                                                       ---------      ---------
DEFERRED REVENUE, LESS CURRENT PORTION ...........           124            157
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES  (Note 12)

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value--
   Authorized - 35,000 shares;
   Issued--18.107 shares at 1999
   and 17,522 shares at 1998,
   Outstanding--17,625 shares at 1999
   and 17,177 shares at 1998 .....................           181            175
Additional paid-in capital .......................       130,136        124,890
Cumulative translation adjustment ................           (58)            63
Accumulated deficit ..............................      (120,822)      (103,828)
Treasury stock, at cost;
   432 shares in 1999 and
   345 shares in 1998 ............................        (2,726)        (2,051)
                                                       ---------      ---------
         Total stockholders' equity ..............         6,711         19,249
                                                       ---------      ---------
                                                       $  47,854      $  69,154
                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      NEWSEDGE CORPORATION and subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                                                 Years Ended December 31,
                                                                                   ------------------------------------------------
                                                                                     1999                1998                1997
                                                                                   --------            --------            --------
REVENUES                                                                           $ 74,247            $ 73,180            $ 71,669

COSTS AND EXPENSES:
   Cost of revenues                                                                  29,838              29,830              27,785
   Customer support expenses                                                          4,903               5,383               4,832
   Development expenses                                                               8,541              10,673              10,666
   Sales and marketing expenses                                                      30,761              28,611              26,741
   General and administrative expenses                                                2,812               4,024               5,018
   Mergers, dispositions and other charges                                             --                11,094               5,084
                                                                                   --------            --------            --------
         Total costs and expenses                                                    76,855              89,615              80,126
                                                                                   --------            --------            --------
         Loss from continuing operations                                             (2,608)            (16,435)             (8,457)
INTEREST INCOME AND OTHER, NET                                                        1,541               2,308               2,983
                                                                                   --------            --------            --------
         Loss from continuing operations
               before provision for income taxes                                     (1,067)            (14,127)             (5,474)
PROVISION FOR INCOME TAXES                                                               83                 166               1,297
                                                                                   --------            --------            --------
         Net loss from continuing operations                                         (1,150)            (14,293)             (6,771)
DISCONTINUED OPERATIONS (NOTE 3):
   Loss from discontinued operations of
     Individual.com, Inc., net of taxes                                             (15,843)             (2,935)             (9,090)
                                                                                   --------            --------            --------
         Net loss                                                                  $(16,993)           $(17,228)           $(15,861)
                                                                                   ========            ========            ========
LOSS PER SHARE (NOTE 4):
    Basic and diluted net loss per common share:
         Continuing operations                                                     $  (0.07)           $  (0.83)           $  (0.41)
         Discontinued operations                                                      (0.91)              (0.17)              (0.54)
                                                                                   --------            --------            --------
            Total basic and diluted loss per share                                 $  (0.98)           $  (1.00)           $  (0.95)
                                                                                   ========            ========            ========
     Weighted average common shares outstanding                                      17,362              17,194              16,729
                                                                                   ========            ========            ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEWSEDGE CORPORATION and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



NewsEdge Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)


                                                                            Common Stock
                                                                      -----------------------   Additonal  Cumulative
                                                                         Number of       Par     Paid-In   Translation   Accumulated
                                                                          shares        Value    Capital    Adjustment     Deficit
                                                                      --------------------------------------------------------------
Balance at December 31, 1996                                               16,488   $     165   $ 121,763    $      70    $ (70,436)
Stock issued related to options, warrants and ESPP,
  including tax benefits                                                      303           3       1,827           --           --
Warrants issued in acquisition of CompanyLink                                  --          --         117           --           --
Common stock for consulting services                                          109           1       1,149           --           --
Dissenter shares                                                               --          --          (2)          --          (79)
Cummulative translation adjustment                                             --          --          --          (47)          --
Net loss                                                                       --          --          --           --      (15,861)
Decrease in retained earnings from changing                                    --          --          --           --           --
     fiscal year of combining enterprise                                       --          --          --           --         (225)
Comprehensive net loss for the year ended December 31, 1997
                                                                      --------------------------------------------------------------
Balance at December 31, 1997                                               16,900         169     124,854           23      (86,601)
Stock issued related to options, warrants and ESPP,                            --          --          --           --           --
  including tax benefits                                                      622           6       3,955           --           --
Purchase of treasury stock                                                     --          --          --           --           --
Contingent purchase price payment                                              --          --      (3,918)          --           --
Cummulative translation adjustment                                             --          --          --           40           --
Net loss                                                                       --          --          --           --      (17,228)
Comprehensive net loss for the year ended December 31, 1998                    --          --          --           --           --
                                                                      --------------------------------------------------------------
Balance at December 31, 1998                                               17,522         175     124,890           63     (103,828)
Stock issued related to options, warrants and ESPP,                            --          --          --           --           --
  including tax benefits                                                      585           6       5,245           --           --
Purchase of treasury stock                                                     --          --          --           --           --
Cummulative translation adjustment                                             --          --          --         (121)          --
Net loss                                                                       --          --          --           --      (16,993)
Comprehensive net loss for the year ended December 31, 1999                    --          --          --           --           --
                                                                      --------------------------------------------------------------
Balance at December 31, 1999                                               18,107   $     181   $ 130,135    $     (58)   $(120,821)
                                                                      ==============================================================




NewsEdge Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands)


                                                                                 Treasury Stock
                                                                      -----------------------------        Total
                                                                           Number of                   Stockholder's   Comprehensive
                                                                             Shares           Cost         Equity           Loss
                                                                      --------------------------------------------------------------
Balance at December 31, 1996                                                     16         $   (31)       $ 51,531
Stock issued related to options, warrants and ESPP,
  including tax benefits                                                        (16)             31           1,861
Warrants issued in acquisition of CompanyLink                                    --              --             117
Common stock for consulting services                                             --              --           1,150
Dissenter shares                                                                 --              --             (81)
Cummulative translation adjustment                                               --              --             (47)       $    (47)
Net loss                                                                         --              --         (15,861)        (15,861)
                                                                                                                       -------------
Decrease in retained earnings from changing                                      --              --              --
     fiscal year of combining enterprise                                         --              --            (225)
Comprehensive net loss for the year ended December 31, 1997                                                                $(15,908)
                                                                      -------------------------------------------------=============
Balance at December 31, 1997                                                     --              --          38,445
Stock issued related to options, warrants and ESPP,                              --              --
  including tax benefits                                                         --              --           3,961
Purchase of treasury stock                                                      345          (2,051)         (2,051)
Contingent purchase price payment                                                --              --          (3,918)
Cummulative translation adjustment                                               --              --              40        $     40
Net loss                                                                         --              --         (17,228)        (17,228)
                                                                                                                       -------------
Comprehensive net loss for the year ended December 31, 1998                      --              --              --        $(17,188)
                                                                      -------------------------------------------------=============
Balance at December 31, 1998                                                    345          (2,051)         19,249
Stock issued related to options, warrants and ESPP,                              --              --
  including tax benefits                                                         --              --           5,251
Purchase of treasury stock                                                       87            (675)           (675)
Cummulative translation adjustment                                               --              --            (121)       $   (121)
Net loss                                                                         --              --         (16,993)        (16,993)
                                                                                                                       -------------
Comprehensive net loss for the year ended December 31, 1999                      --              --              --        $(17,114)
                                                                      -------------------------------------------------=============
Balance at December 31, 1999                                                    432         $(2,726)       $  6,711
                                                                      ==============================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      NEWSEDGE CORPORATION and subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                   Years Ended December 31,
                                                                                       ---------------------------------------------
                                                                                           1999             1998             1997
                                                                                       ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $(16,993)        $(17,228)        $(15,861)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                                          4,109            5,707            4,042
     (Gain) loss on disposal of property and equipment                                       --               (139)             487
     Common stock issued for consulting services                                             --               --              1,150
     Decrease in retained earnings from changing fiscal year of
        combining enterprise                                                                 --               --               (225)
     Changes in assets and liabilities-
       Accounts receivable                                                                  1,831            4,423           (1,005)
       Prepaid expenses and deposits                                                          (95)             639           (2,265)
       Accounts payable                                                                         4           (2,724)            (134)
       Accrued expenses                                                                    (3,021)           4,862            4,181
       Deferred revenue                                                                    (4,827)          (4,021)           3,898
                                                                                       ---------------------------------------------
              Net cash used in operating activities                                       (18,992)          (8,481)          (5,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments, net                                                             3,782            8,902           21,661
   Purchases of property and equipment                                                     (4,061)          (3,812)          (4,681)
   Contingent purchase price payment                                                         --             (3,918)            --
   Cash paid for acquisition                                                                 --             (1,544)            (280)
   (Increase) decrease in other assets                                                       (194)             (32)             439
                                                                                       ---------------------------------------------
              Net cash (used in) provided by investing activities                            (473)            (404)          17,139

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances related to stock plans, including tax
     benefits                                                                               3,655            3,961            1,896
   Purchase of treasury stock                                                                (675)          (2,051)            --
   Decrease in long-term obligations                                                         (336)            (711)            (150)
   Principal payments under capital leases                                                   (588)            (401)            (105)
                                                                                       ---------------------------------------------
              Net cash provided by financing activities                                     2,056              798            1,641

EFFECT OF EXCHANGE RATE ON CASH                                                              (121)              41              (47)
                                                                                       ---------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (17,530)          (8,046)          13,001
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               37,808           45,854           32,853
                                                                                       ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $ 20,278         $ 37,808         $ 45,854
                                                                                       =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                $     67         $    148         $    352
                                                                                       =============================================
   Cash paid for income taxes                                                            $     79         $    191         $    629
                                                                                       =============================================
NONCASH FINANCING ACTIVITY:
   Issuance of stock warrants to vendors                                                 $  1,597         $   --           $   --
                                                                                       =============================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      NEWSEDGE CORPORATION and subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


(1)  NATURE OF BUSINESS

     NewsEdge Corporation (the Company) is the leading independent provider of global news and current awareness solutions for business. The Company's mission is to make news valuable for business. NewsEdge services provide access to value-added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

     NewsEdge Corporation is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East. The Company was formed as Desktop Data, Inc. in 1988, acquired Investment Software Systems, Inc. ("ISS") from ADP Financial Services, Inc. in January 1998 and, upon the closing of the February 1998 merger (the "Merger") with Individual, Inc. ("Individual"), changed its name to NewsEdge Corporation.

     On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 7, 2000, the agreement was mutually terminated by both parties. The Company estimates costs of approximately $1.9 million, comprised of legal, retention and acquisition related expenses will be charged to operations during the first quarter of 2000.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          Cash and cash equivalents, which have original maturities of less than three months, consist of the following:


                                                                 December 31,
                                                           ---------------------
                                                             1999          1998
                                                           ---------------------
                                                               (in thousands)

              Cash                                         $ 2,221       $ 4,308
              Money market accounts                          1,403         1,320
              U.S. Government agencies obligations          16,654        32,180
                                                           ---------------------
                                                           $20,278       $37,808
                                                           =====================

     (c)  Investments

          As of December 31, 1998, the Company's investments consisted entirely of U.S. Treasury notes and we classified and accounted for as held-to-maturity and reported at amortized cost. There were no investments as of December 31, 1999. Any security that experienced a decline in value that management believed was other than temporary was reduced to its net realizable value by a charge to operations. Realized gains and losses from the sale of investment securities were recorded on the trade date by specific identification of the security sold. Realized gains and losses were not material during any year presented.

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

     (e)  Depreciation and Amortization

          The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of assets over their estimated useful lives of three to seven years, except for leasehold improvements, which are depreciated over the shorter of the lease term or life of the asset. Depreciation expense was approximately $3,053,000 in 1999, $3,174,000 in 1998 and $3,068,000 in
          1997, respectively.

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

     (g)  Revenue Recognition

          The majority of the Company's services are sold on a subscription basis. Subscription revenues are recognized ratably over the term of the agreement, generally 12 months, beginning upon installation. The unearned portion of revenue is shown as deferred revenue in the accompanying consolidated balance sheets. Royalty revenues are recognized as they are earned under agreements with certain information providers. Advertising revenue is recognized ratably based on contractual terms, which are typically over the advertising period or as advertisements are delivered. Revenues generated from hardware sales or professional consulting services are recognized at the time of shipment or when services are rendered.

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

     (i)  Foreign Currency Translation

          Revenues and expenses are translated using an average of exchange rates in effect during the year. The majority of asset and liability accounts of foreign consolidating entities are translated using the year-end exchange rates. Cumulative translation adjustments related to the Company's operations in the United Kingdom, Japan and Switzerland are reflected separately as a component of stockholders' equity in the accompanying consolidated balance sheets. Gains or losses from foreign currency transactions are expensed as incurred. There were no significant gains or losses from foreign currency transactions during any year presented.

     (j)  Postretirement Benefits

          The Company has no obligations for postretirement benefits.

     (k)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet. Risks or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash, cash equivalent and investment balances with one financial institution and its accounts receivable balances are primarily domestic.

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

     (m)  Reclassifications

          Certain prior-year amounts have been reclassified to conform with current year's presentation.

     (n)  Long-Lived Assets

          The Company has adopted SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be evaluated for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information market trends and operating performance. As a result of its evaluation, the Company does not believe that any impairment currently exists related to its long-lived assets.

     (o)  Stock-Based Compensation

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees and directors under the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No.
          123. The Company accounts for options and warrants granted to nonemployees using the fair-value method prescribed by SFAS No. 123 and Emerging Issues Task Force, (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

     (p)  New Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

(3)  DISCONTINUED OPERATIONS

     On February 18, 2000, the Company entered into an agreement to sell its ownership interest in its wholly owned subsidiary, Individual.com, Inc. Upon the initial closing of the purchase and sale agreement, the Company sold 80% of its interest in its Individual.com, Inc. for a purchase price of $8,000,000 payable by $2,500,000 in cash and $5,500,000 in installment receivables payable through December 2000 on February 18, 2000. Upon the second closing in February 2001, the Company will receive an additional $2,000,000 in consideration for the remaining 20% ownership interest. Individual.com, Inc. operated the Company's single-worker news service business unit, which derives its revenues from targeted advertising and electronic commerce.

     The Company estimates a gain on the sale of Individual.com, Inc. totaling approximately $7,600,000 before applicable income taxes. The Company will record $5,600,000 of the gain in February 2000 and the remainder in February 2001, as each of the two closings occur. The Company also made payments to retain the Individual.com, Inc. workforce, which will be included as a reduction in the estimated gain on the sale.

     Revenues from the Individual.com business were approximately $4,120,000 in 1999, $6,352,000 in 1998, and $5,802,000 in 1997.

     The Company has presented the operating results of Individual.com as discontinued operations for all periods presented. The Company has not restated the consolidated balance sheet for the net assets of Individual.com. The components of the net assets of discontinued operations of Individual.com as of December 31, 1999 are as follows.


                                                                Amount
                                                            (in thousands)
              Accounts receivable, net                        $ 1,265
              Equipment, net                                      938
              Accounts payable                                    (83)
              Accrued expenses                                   (784)
              Deferred revenue                                   (101)
                                                              -------
                                                              $ 1,235
                                                              =======



(4)  BASIC AND DILUTED NET LOSS PER COMMON SHARE

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per common share is calculated by dividing the net loss to common stockholders by the weighted average number of common shares outstanding for all periods presented.

     The following potential common stock financial instruments are excluded from the calculation of dilutive earnings per share because their inclusion would be antidilutive to net loss per share.


                                                       Years Ended December 31,
                                                     ---------------------------
                                                      1999       1998       1997
                                                     ---------------------------
                                                           (in thousands)

              Options to purchase common stock       4,432      3,506      2,859
              Warrants to purchase common stock        335      1,164        970
                                                     ---------------------------
                                                     4,767      4,670      3,829
                                                     ===========================

(5)  INCOME TAXES

     The provision for income taxes for each of the years in the period ended December 31, 1999 consists of the following:


                                                      1999       1998       1997
                                                     ---------------------------
                                                           (in thousands)
              Current-
                Federal                              $  --      $  --     $1,098
                State                                   83         76        122
                International                           --         90         45
                                                     ---------------------------
                                                        83        166      1,265
              Deferred-
                Federal                                 --         --         29
                State                                   --         --          3
                                                     ---------------------------
                                                        --         --         32
                                                     ---------------------------
                       Total                         $  83      $ 166     $1,297
                                                     ===========================


     A reconciliation of the federal statutory rate to the Company's effective tax rate for each of the three years in the period ended December 31, 1999 is as follows:

                                                                    1999          1998           1997
                                                              --------------------------------------------

          Income tax provision at federal statutory rate           (34.0)%       (34.0)%        (34.0)%
          Increase (decrease) in tax resulting from-
            State tax provision, net of federal benefit              0.5           0.4            0.8
            Research and development credits                          --            --           (0.6)
            Change in valuation allowance                           34.0          38.9           43.5
            Other                                                    (--)         (4.3)          (0.8)
                                                              --------------------------------------------

                   Effective tax rate                                0.5%          1.0%           8.9%
                                                              ============================================

     The components of deferred income taxes are as follows:


                                                                         December 31,
                                                                     1999             1998
                                                              ---------------------------------
                                                                       (in thousands)
          Net operating loss carryforwards                    $       28,609 *  $       21,774
          Financial reserves not yet deductible                        4,183             3,871
          Research and development and alternative minimum
            tax credit carryforwards                                   1,382               903
          Deferred revenue                                               663               481
          Depreciation                                                  (870)             (730)
          Valuation allowance                                        (33,967)          (26,299)
                                                              ---------------------------------
                                                              $           -- *  $           --
                                                              =================================


     As of December 31, 1999, the Company had net operating loss carryforwards
     (NOLs) of approximately $72 million and other credit carryforwards related to research and development and alternative minimum tax, totaling approximately $1,382,000 available to offset future taxable income, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service. Additionally, the Company's historical mergers raise additional doubt as to the realizability of the deferred tax assets, as the acquired companies have considerable NOLs. As a result, management believes that it is more likely than not that the net deferred tax asset will not be realized.

     In 1997, a tax benefit related to disqualifying dispositions from stock option exercises of approximately $970,000 was realized and credited to additional paid-in capital. No tax benefit was realized in 1998 and 1999 due to the uncertainty related to the future realizability of the NOLs generated from disqualifying dispositions from stock option exercises.


(6)  MERGERS AND DISPOSITIONS

     Merger, disposition and other charges totaled $11,094,000 and $5,084,000 in 1998 and in 1997. In 1998, these costs related primarily to costs associated with the merger with Individual, the purchase of ISS, the termination of the Clarinet business unit, the severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. In 1997, these costs related primarily to product development expenses, goodwill amortization and other charges associated with companies previously acquired by Individual. Accrued but unpaid amounts associated with the above-mentioned merger costs totaled $450,000 at December 31, 1999 and $2,300,000 at December 31, 1998.

     A description of the Company's acquisitions and dispositions are as follows:

     (a)  Freeloader, Inc.

          In 1996, the Company acquired FreeLoader, Inc. ("FreeLoader") in a combination accounted for as a purchase. As of May 31, 1997, the Company ceased operations of FreeLoader. Certain expenses related to FreeLoader, primarily terminated product development projects of approximately $2,000,000, have been included in mergers, dispositions and other charges in 1997. In addition, the Company made payments of $1,300,000 to the FreeLoader founders as settlement of a $2,000,000 balloon payment required in the merger agreement. The Company also guaranteed the value of certain shares issued to the two founders in the transaction. In February 1998, the two founders of Freeloader exercised their value guarantee, resulting in a payment by the Company of $3,918,000. The Company has no future contingency payments due related to this acquisition.

     (b)  Hoover

          In 1996, the Company acquired certain assets and liabilities of the Hoover Business Intelligence Services unit from the Information Access Company (IAC), a unit of The Thomson Corporation (Toronto, Canada). Hoover is an intelligent software agent that provides real-time and archival electronic news and information services. The acquisition, financed through cash and installment payments, was accounted for as a purchase. The purchase price was $1,650,000, including $500,000 in acquisition related costs, of which $1,085,000 was paid in cash and $565,000 in notes payable over 36 months. Approximately $672,000 of the purchase price was allocated to the net identifiable assets acquired and approximately $978,000 of the purchase price was allocated to goodwill. At December 31, 1997 there was no remaining goodwill due to amortization of $187,000 and adjustments resulting from the realization of net asset value in excess of net identifiable assets acquired.

     (c)  CompanyLink

          In June 1997, the Company acquired certain assets and liabilities of the CompanyLink service from Knowledge Factory Partners, L.L.C., a subsidiary of Delphi Internet Services Corporation. The purchase price for the acquisition included $280,000 in cash, a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $10.50 per share and certain monthly contingent payments payable for a period of 12 months after the closing of the acquisition. The acquisition was accounted for as a purchase transaction. The total estimated purchase price of $447,000 was originally recorded as an intangible asset. Amortization expense of $273,000 in 1998 and $174,000 in 1997 is included in mergers, dispositions and other charges.

(d)  Clarinet Communications Corp.

     In June 1997, the Company purchased the stock of ClariNet Communications Corp. ("ClariNet") whereby a wholly owned subsidiary of the Company was merged with and into ClariNet, with ClariNet continuing as the surviving corporation and a wholly owned subsidiary of the Company. ClariNet published a global electronic newspaper on the Internet called ClariNews, which was distributed through internet service providers and to corporations, educational institutions and individual subscribers. Under the terms of the ClariNet merger agreement, each share of ClariNet common stock was exchanged for 0.10977437 shares of the Company's common stock. Approximately 737,500 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of ClariNet (including approximately 69,256 shares reserved for issuance upon exercise of outstanding ClariNet stock options assumed by the Company in the merger). The transaction was accounted for as a pooling of interests and all prior-period financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

     Effective March 31, 1998, the Company sold the Clarinet business unit to its management and received 750,000 shares of Series A Preferred Stock in the newly formed corporation, NaviLinks, Inc. The investment was accounted for using the equity method of accounting. The carrying value of the investment as of December 31, 1999 and 1998 was zero.

(e)  ISS

     On January 6, 1998, the Company acquired the assets, customers, and personnel of ISS, a former business unit of ADP Financial Services, Inc., for approximately $1,500,000 in cash. The acquisition has been recorded using the purchase method of accounting. The management and staff of ISS joined the Company to form the nucleus of the Company's professional services group.

(f)  Individual, Inc.

     On February 24, 1998, the Company completed its merger with Individual, Inc. Under the terms of the merger agreement, each share of Individual, Inc. common stock was exchanged for 0.5 shares of the Company's common stock. Approximately 8,230,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Individual. Approximately 2,873,000 shares were reserved for issuance upon exercise of outstanding Individual stock options and warrants assumed by the Company in the merger. The transaction was accounted for as a pooling of interests. All prior-period financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

     In accordance with APB No. 16, the following pro forma financial data are presented for the Company and Individual:

                                           Year ended         Three Months ended
                                         December 31, 1997      March 31, 1998
                                         -----------------      --------------
(in thousands)                                                    (unaudited)
     NewsEdge Corporation:
          Revenues                           $  42,182             $  11,787
          Net income (loss)                      2,693                (8,487)

     Individual, Inc.
          Revenues                           $  35,289             $   7,962
          Net loss                             (18,544)               (5,362)

(7)  STOCKHOLDERS' EQUITY

     (a)  Preferred Stock

          On June 26, 1995, the Company's stockholders authorized 1,000,000 shares of undesignated preferred stock. At December 31, 1999, no shares of preferred stock were issued or outstanding.


     (b)  Stock Repurchase Program

          In September 1998, the Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company's common stock in the open market. As of December 31, 1999 and 1998, 432,000 shares and 345,000 shares, respectively had been repurchased at a cost of approximately $2,726,000 and $2,051,000, respectively. The Company is currently no longer purchasing stock in the open market.

(8)  WARRANTS

     In connection with the acquisition of Individual, the Company assumed warrants to purchase 963,516 shares of common stock at a weighted average exercise price of $16.28 per share. These warrants had 10-year terms and were issued principally to employees of Individual in 1989 and 1991. As of December 31, 1999, options to purchase a total of 85,188 shares of common stock, with a weighted average exercise price of $19.12 per share remained outstanding.

     On November 6, 1998, the Board of Directors approved the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $8.50 per share to a vendor as part of an agreement for services. Vesting occurs monthly over a three-year period beginning on January 1, 1999. These warrants expire on November 6, 2003, but may be subject to earlier expiration. Upon a change in control of the Company, the unvested warrants would be fully vested, provided the vendor does not terminate its service agreement with the Company. If the vendor terminates its service agreement upon a change in control of the Company, all vested and unvested warrants held by the vendor would expire. The estimated fair value of these warrants totaled $592,000 at the time of the grant, using the Black-Scholes option pricing model and the assumptions described in Note 9(g). In accordance with EITF 96-18, the fair value of these warrants must be marked to-market over the vesting period. As of December 31, 1999, the fair value of these warrants totaled $1,294,000, of which $308,000 has been recorded as a cost of revenue in 1999 and $986,000 of unamortized warrant value has been included in other assets. The Company will be required to record a charge for the unamortized warrant in the period during which a change in control occurs provided the vendor continues services, as described above.


     In November 1999, the board of directors of the Company approved the issuance of warrants to purchase 50,000 shares of common stock at an exercise price of $7.125 per share to an investment advisor. The warrant is fully vested and is excercisable over a two-year period. The estimated fair value of the warrants totaled $303,000 and has been recorded as a charge to general and administrative expenses in 1999.


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

     (c)  1995 Nonemployee Director Stock Option Plan

          On June 26, 1995, the Company's stockholders also approved the 1995 Non Employee Director Stock Option Plan (the 1995 Director Plan), for which 100,000 shares of the Company's common stock have been reserved. The purpose of the 1995 Director Plan is to attract and retain qualified persons who are not also officers or employees of the Company (the Eligible Directors) to serve as directors of the Company. Under the 1995 Director Plan, any eligible Director shall automatically be granted an option to purchase 20,000 shares of common stock on the effective date of election at an option price equal to the fair market value on the date of grant and an option to purchase 2,500 shares of the common stock on the date of each successive annual meeting of the stockholders, if such director has attended at least 75% of the meetings of the Board of Directors during the past fiscal year. Options granted under this plan expire 10 years from the date of grant.

     (d)  Stock Option Plan Activity

          The following schedule summarizes all stock option activity for the three years ended December 31, 1999 (shares in thousands):


                                         1999                          1998                         1997
                             ----------------------------------------------------------------------------------------
                                                 Weighted                      Weighted                     Weighted
                                                  Average                       Average                      Average
                                                 Exercise                      Exercise                     Exercise
                                   Shares          Price         Shares          Price         Shares         Price
                             ----------------------------------------------------------------------------------------
Outstanding, beginning of
year                                 3,506       $   8.56          2,859       $   7.63         2,366        $ 12.29
   Granted                           1,605           9.62          1,955           9.37         2,113           9.71
   Exercised                          (479)          6.93           (574)          6.48          (260)          1.49
   Terminated                         (768)          9.04           (734)          8.42        (1,360)         16.01
                             ----------------------------------------------------------------------------------------
Outstanding, end of year             3,863       $   9.12          3,506       $   8.56         2,859        $  7.63
                             ========================================================================================

Exercisable, end of year             1,757                         1,323                          835
                             ==============                ==============                =============

Weighted average fair
value of options granted
during the year              $        5.30                 $        5.20                 $       5.36
                             ==============                ==============                =============


The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):


                                                    Options Outstanding                      Options Exercisable
                                      ---------------------------------------------------------------------------------
                                         Weighted
                                           Number          Average                          Number
                   Exercise Price/     Outstanding as     Remaining       Weighted       Exercisable       Weighted
                  Range of Exercise   of December 31,    Contractual      Average      at December 31,     Average
                       Prices               1999        Life (Years)   Exercise Price        1999       Exercise Price
                 ------------------------------------------------------------------------------------------------------
                 $  0.01-$    6.50             609            6.52        $   6.25              603        $   6.25
                    6.63-     8.13             914            8.98            7.42              220            6.87

                    8.56-    10.44           1,135            7.95            9.37              555            9.39
                   10.50-    12.00           1,174            8.99           11.39              348           11.02
                   12.50-    34.00              31            6.03           19.85               31           19.86
                                      ---------------------------------------------------------------------------------
                                             3,863            8.27        $   9.12            1,757        $   8.50
                                      =================================================================================


              In February and June of 1997, the Company's Board of Directors authorized the repricing of certain of its stock options to $14.13 and $8.63, respectively. Each price was equal to or greater than the closing price of the Company's common stock on the date of the repricing.

              During 1997, Individual repriced certain of its stock options to $12.50 and $6.50. The new price was equal to or greater than the market value of the Company's common stock on the date of the repricing.

     (e)  1995 Employee Stock Purchase Plan

          On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase up to 500 shares of the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semiannual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed the $25,000 annual IRS limit). At December 31, 1999, 388,529 shares of common stock were reserved for purchases under the 1995 Purchase Plan. During 1999, 1998 and 1997, 56,719, 23,408 and 15,085
          shares of common stock were purchased under the 1995 Purchase Plan.

     (f)  Fair Value of Stock Based Compensation

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:


                                                                      1999             1998            1997
                                                                --------------------------------------------------
            Risk-free interest rate                               4.60%-6.38%      4.19%-5.95%      5.59%-6.80%
            Expected dividend yield                                  None             None             None
            Expected lives                                          5 years          2-5 years        3-6 years
            Expected volatility                                       70%              63%              65%
            Expected volatility (options assumed in
               Individual merger)                                      --              80%              80%

          Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net loss to common stockholders and basic and diluted net loss per common share would have resulted in the following pro forma amounts:


                                                         1999              1998             1997
                                                    ---------------------------------------------------
                                                          (in thousands, except per share data)
            Net loss to common stockholders-
              As reported                           $       (16,993) $       (17,228)  $       (15,861)
              Pro forma                                     (22,229)         (22,326)          (22,624)

            Basic and diluted net loss per common
            share-
              As reported                           $        (0.98)  $        (1.00)   $        (0.95)
                                                    ===================================================
              Pro forma                             $        (1.28)  $        (1.30)   $        (1.35)
                                                    ===================================================

(10) 401K PLAN

     The Company maintains a 401(k) retirement savings plan (the "Plan"). All employees of the Company are eligible to participate in the Plan after completing at least three consecutive months of service with the Company as defined in the plan agreement. The Plan provides that each participant may make voluntary contributions up to 15% of their eligible compensation, limited to the maximum amount allowable by the IRS. The Company may elect to make discretionary matching contributions and/or profit sharing contributions. For the plan years ended December 31, 1999, 1998 and 1997, the employer matching contribution was 20% of the first 6% of the participant contributions. Accordingly, $232,461, $185,054 and $95,155 of expense, are included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively. No profit sharing contributions have been made to the Plan since inception. Participants are fully vested in the current value of their employee contributions and all earnings on such contributions. Participants become vested in employer contributions and earnings thereon after completion of one year of service.

(11) COMMITMENTS AND CONTINGENCIES

          Operating Leases

          The Company conducts its operations in facilities under operating leases expiring through 2005. The Company's future minimum lease payments, net of a sub-lease agreement of $301,000 to be received during 2000 related to the sale and disposition of Individual.com, under these leases as of December 31, 1999 are approximately as follows:


                                                             Amount
                                                        (in thousands)
                For the years ending December 31,
                2000                                $            2,349
                2001                                             1,959
                2002                                             1,454
                2003                                               999
                2004                                               728
                Thereafter                                          87
                                                    --------------------

                                                    $            7,576
                                                    ====================

          Rent expense charged to operations was approximately $2,718,000 in 1999, $2,633,000 in 1998 and $2,411,000 in 1997.


(12) LONG-TERM OBLIGATIONS

     At December 31, 1999, the Company had two lines of credit for equipment purchases of up to $3,000,000. The lines of credit bear interest at prime plus 1.0% to 1.5%. As of December 31, 1999, the prime rate was 8.50%. Both lines-of-credit expire on December 1, 2000. As of December 31, 1999, the outstanding balance of borrowings under the lines totaled $303,000, at an effective interest rate of 9.50%. The Company may not make any additional borrowings under these lines of credit.

     Borrowings under these lines are secured by substantially all the assets of the Company. The line-of-credit arrangements contain financial covenants relating to minimum tangible net worth, debt to cash flow, minimum earned revenue and certain financial ratios. At December 31, 1999, the Company was in compliance with these arrangements.

(13) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following:


                                                        December 31,
                                             ----------------------------------
                                                   1999              1998
                                             ----------------------------------
                                                       (in thousands)

          Payroll and payroll-related        $        2,988   $        3,658
          Royalties                                   3,703            5,040
          Other                                       8,146            9,155
                                             ----------------------------------
                                             $       14,837   $       17,853
                                             ==================================


(14) SEGMENT REPORTING

     On December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This pronouncement established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business.

     The Company evaluates its continuing operations in two product segments:
     Enterprise and Other.


     The Company pursues the market for news and current awareness through one primary line of business: the Enterprise business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate intranet or local area networks. As of December 31, 1999, the Company had over 1,400 enterprise customers, up 8% from the previous year-end, with approximately 700,000 users.

     In addition to the Enterprise business, the Company also reports a segment of Other, which consists of services which are being phased out by the Company and which the Company expects to be immaterial beyond 1999.

     Segment data excludes information pertaining to the discontinued operations of Individual.com, Inc. (see Note 3).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as profit or loss from continuing operations before income taxes, interest and merger, dispositions and other charges. Noncash expenses included in the segment profitability measure have been detailed separately in the table below. The Company does not evaluate the assets of each operating segment separately, as the majority of such assets are commingled and transferable among the different segments.


                                                               Year Ended December 31,
                                              ----------------------------------------------------------
                                                     1999                1998               1997
                                              -------------------- ------------------ ------------------
                                                                   (in thousands)
Revenues:
   Enterprise                                  $         72,931     $        67,374   $        58,938
   Other                                                  1,316               5,807            12,731
                                              -------------------- ------------------ ------------------
        Total revenues                         $         74,247     $        73,181   $        71,669
                                              ==================== ================== ==================

Loss from continuing operations before mergers, dispositions and other charges, interest and income taxes:

   Enterprise                                  $         (2,203)    $        (5,195)  $        (1,805)
   Other                                                   (406)               (146)           (1,569)
                                              -------------------- ------------------ ------------------
                                               $         (2,609)    $        (5,341)  $        (3,374)
                                              ==================== ================== ==================

Noncash expenses by segment:
   Enterprise                                  $          3,283     $         2,731   $         2,552
   Other                                                     78                 514               516



(15) VALUATION AND QUALIFYING ACCOUNTS

     A summary of the valuation and qualifying accounts of the Company related to reserve for doubtful accounts and accrued merger, dispositions and other charges for each of the three years in the period ended December 31, 1999 is as follows:

                                                        Reserve
                                                          for
                                                        Doubtful
                                                        Accounts       Other
                                                        --------       -----
           Reserve Balance at December 31, 1996        $     571   $      --
                Additions to reserves                         --       6,565
                Reductions in reserves                       (64)      6,565
                                                       ---------   ---------
           Reserve Balance at December 31, 1997              507          --
                Additions to reserves                         --      11,094
                Reductions in reserves                      (202)     (8,809)
                                                       ---------   ---------
           Reserve Balance at December 31, 1998              306      (2,285)
                Additions to reserves                         --          --
                Reductions in reserves                        --      (1,832)
                                                       ---------   ---------
           Reserve Balance at December 31, 1999        $     306   $     453
                                                       ==========  =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

Executive Officers

     The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.


Item 11. Executive Compensation and Other Information

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.


Item 13. Certain Relationships and Related Transactions.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999.

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


        Exhibit
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

        2.2 Stock Purchase Agreement dated February 18, 2000 by and among the Company, Office.com Inc. and Individual.com, Inc.
                    (filed as Exhibit 10.1 to the Company's Current Report on
                    Form 8-K dated March 6, 2000 and incorporated therein by reference)

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

        10.5        Amended and Restated 1989 Stock Option Plan (filed as
                    Exhibit 99.1 to the Company's Registration Statement on Form
                    S-8, No. 333-46863)

        10.6 1995 Incentive Stock Option Plan (filed as Exhibit 99.2 to the Company's


        Exhibit
        Number      Description of Document
        ------      -----------------------
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

      **10.16       Employment Agreement dated as of February 24, 1998 between
                    Michael E. Kolowich and the Company (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1997 and incorporated herein by reference)

        10.17 Form of Common Stock Purchase Warrant (filed as Exhibit 10.4 to Individual, Inc.'s Registration Statement on Form S-1,
                    No. 333-00792, and incorporated herein by reference).

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

        10.20       Letter Agreement dated as of July 2, 1992 between
                    Individual, Inc. and Fleet


        Exhibit
        Number      Description of Document
        ------      -----------------------

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

       *23.1        Consent of Arthur Andersen LLP

       *23.2        Consent of PricewaterhouseCoopers LLP

       *24.0        Power of Attorney (included on page 53)

       *27.1        Financial Data Schedule for fiscal year ended 1999


------------------------
 *   Filed herewith.
** Indicates a management contract or a compensatory plan, contract or arrangement

(b)  Reports on Form 8-K.

On December 17, 1999 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 that the Company had entered into an Agreement and Plan of Merger and Reorganization, by and between the Company, RoweCom Inc. and RoweCom Merger Corporation dated as of December 7, 1999 (the "Merger Agreement") pursuant to which RoweCom Merger Corporation was to be merged with and into the Company. The Merger Agreement was termination by mutual consent of the parties on March 6, 2000. No financial statements were required to be filed as part of this report.

(c)  The exhibits required by this Item are listed under Item 14(a).

(d)  The financial statement schedules required by this Item are listed under
     Item 14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEWSEDGE CORPORATION
                                                (Registrant)

Date: March 30, 2000                            /s/   Clifford Pollan
                                                -------------------------------
                                                      Clifford Pollan
                                                      Chairman, President  and
                                                      Chief Executive Officer

We, the undersigned officers and directors of NewsEdge Corporation, hereby severally constitute and appoint Clifford Pollan and Ronald Benanto, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on our behalf in such capacities to enable NewsEdge Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title(s)                       Date

/s/ Clifford Pollan             President, Chief                March 30, 2000
-----------------------         Executive Officer and
    Clifford Pollan             Director (Principal
                                Executive Officer)

/s/ Ronald Benanto              Vice President--Finance         March 30, 2000
-----------------------         and Operations,
    Ronald Benanto              Treasurer and Assistant
                                Secretary (Principal
                                Financial and Accounting
                                Officer)

/s/ Michael E. Kolowich         Director                        March 30, 2000
-----------------------
    Michael E. Kolowich


/s/ Basil Regan                 Director                        March 30, 2000
-----------------------
    Basil Regan

/s/ Peter Woodward              Director                        March 30, 2000
-----------------------
    Peter Woodward

/s/ Rory J. Cowan               Chairman and Director           March 30, 2000
-----------------------
    Rory J. Cowan

/s/ William A. Devereaux        Director                        March 30, 2000
-----------------------
    William A. Devereaux

/s/ James D. Daniell            Director                        March 30, 2000
-----------------------
    James D. Daniell