Form 10-K/A
period 1999-12-31
NEWSEDGE CORP
filed 2000-05-01
CIK 858912

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 14, 2000, was approximately $23,400,000 (based upon the closing bid price of the Registrant's Common Stock on April 14, 2000, of $2.125 per share).

     The number of shares outstanding of the Registrant's $.01 par value Common Shares as of April 14, 2000 was 18,147,262.

The undersigned registrant hereby amend the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10.  OCCUPATIONS OF DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth the director nominees, the directors, executive officers and key employees of NewsEdge Corporation (the
"Corporation"), their ages and the positions currently held by each such person with the Corporation.

  Name                         Age      Position
  ----                         ---      --------

Clifford M. Pollan             43       Chief Executive Officer, President
                                        and Director

Michael E. Kolowich            47       Vice Chairman and Director

Ronald Benanto                 51       Vice President - Finance, Chief
                                        Financial Officer, Treasurer and
                                        Assistant  Secretary

Jon A. McNerney                42       Senior Vice President--Worldwide Sales

Alton Zink                     44       Vice President--Human Resources

Thomas Karanian                37       Vice President--Client Services and
                                        Operations

Rory J. Cowan(2)               47       Chairman of the Board of Directors

William A. Devereaux(1)        53       Director

James D. Daniell(1)            54       Director

Murat H. Davidson, Jr.         55       Director Nominee

Basil Regan(1)                 59       Director

Peter Woodward(2)              27       Director

_____________________

(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     Clifford M. Pollan joined the Corporation in 1989 as a Vice President, served as Vice President-Sales and Marketing from May 1995 to March 1999 and as President and Chief Operating Officer from April 1999. In March 2000, Mr. Pollan was elected Chief Executive Officer and joined the Board of Directors. From 1986 to 1989, Mr. Pollan was a Director of Sales at Lotus Development Corporation, a computer software company. From 1985 to 1986, Mr. Pollan was the Vice President of Sales of Isys Corporation, a financial information company, and from 1978 to 1985 was employed by Data Resources, Inc., an economic information service company, most recently as a Director of Consulting.

     Michael E. Kolowich joined the Corporation in February 1998 as Vice Chairman and Director in connection with the Corporation's merger with Individual, Inc. ("Individual"). From September 1996 to February 1998, Mr. Kolowich served as Individual's President, Chief Executive Officer and, Chairman of the Board of Directors. Prior to joining Individual, Mr. Kolowich served from July 1996 until September 1996 as Vice President/Business Operations of Nets Inc., an Internet content provider formed in June 1996 when AT&T New Media Services, a provider of interactive online information services for business professionals, merged with Industry.Net. Mr. Kolowich served as President of AT&T New Media Services and AT&T Interchange Online Network from December 1994 until the merger with Industry.Net in June 1996. From April 1991 until December 1994, Mr. Kolowich was President of Ziff-Davis Interactive, an electronic publishing division of Ziff-Davis Publishing Company. Mr. Kolowich also serves as a member of the Board of Directors of SmarterKids.com, Inc.

     Ronald Benanto joined the Corporation in July 1999 as Vice President - Finance and Operations, Treasurer and Assistant Secretary. From February 1998 to July 1999, Mr. Benanto served as Vice President, Finance at Genesis Direct, Inc., a direct marketing and e-commerce company that, subsequent to Mr. Benanto's departure, filed for Chapter 11 bankruptcy in August 1999. From October 1991 to December 1997, Mr. Benanto was the Senior Vice President, Finance and Chief Financial Officer at Viewlogic Systems, Inc., an electronic design automation company.

     Jon A. McNerney joined the Corporation in 1994 as Director--European Sales, served as Vice President and Managing Director--International Sales from November 1996 through March, 2000 when he became Senior Vice President-- Worldwide Sales. Prior to joining the Corporation, Mr. McNerney was Vice President, Sales and Marketing from November 1993 to May 1994 and Director, Marketing and Sales from May 1992 to November 1993 at Investment Intelligence Systems Corporation, a software company.

     Alton Zink joined the Corporation in March 1998 as Director--Human Resources. Mr. Zink became Vice President--Human Resources in April 1999. Prior to joining the Corporation Mr. Zink was Director of Corporate Human Resources at PictureTel Technologies, a telecommunications company, from 1989 to 1998.

     Thomas Karanian joined the Corporation in September 1994 as Director-- Quality Engineering, served as Director--Client Services from December 1996 through August 1999, at which time he became Vice President--Client Services and Operations. Prior to joining the Corporation, Mr. Karanian was Quality Engineer Manager at Lotus Development Corporation, a computer software company.

     Rory Cowan has served on the Board of Directors of the Corporation since May 1993 and was elected Chairman in March 2000. Since December 1996, Mr. Cowan has been Chairman and Chief Executive Officer of LioNBRIDGE Technologies, an international software services company. From 1991 to 1996, Mr. Cowan was an Executive Vice President of R.R. Donnelley & Sons Company, a supplier of commercial print and print-related services. During 1995 and 1996, Mr. Cowan was also the Chief Executive Officer of Stream International, Inc., a software services company. Mr. Cowan also serves as Chairman of Interleaf, Inc.

     James D. Daniell, Ph.D. became a director of the Corporation in February 1998, in connection with the Corporation's merger with Individual. Dr. Daniell served on Individual's Board from 1997 until the merger. Dr. Daniell has been Chief Executive Officer of Order Trust LLC, an electronic commerce company, since November 1997. From February 1997 to November 1997, he served as Chief Operating Officer and Vice President of Strategy and New Business Development at AT&T Networked Commerce Services, an internet service provider. From November 1996 to February 1997, Dr. Daniell served as Vice President of Electronic Messaging and New Business Development at AT&T Easy Commerce Services. From December 1995 to November 1996, Dr. Daniell was Vice President of Corporate and New Business Development at AT&T Corporation, an information and communication services provider. Dr. Daniell served from April 1994 to December 1995 as Vice President, Business Communications Services Strategy and New Business Development, at AT&T Corporation. Prior to that, Dr. Daniell was a founder and Vice President of Business Development and Strategic Relations at Bridge Builder Technologies, a software vendor. Dr. Daniell served from March 1991 to May 1993 as Strategic Planning Director and Vice President at UNIX Systems Laboratories. Dr. Daniell serves as Vice Chairman of the Massachusetts Software Council and is also the Board of Advisors of espanol.com.

     William A. Devereaux became a director of the Corporation in February 1998, in connection with the Corporation's merger with Individual. Mr. Devereaux served on Individual's Board from 1989 until the merger. Mr. Devereaux has been Managing Director of American Capital Company, a venture capital and merchant banking company, since 1988. From 1993 to 1994, Mr. Devereaux was Vice President, Strategic Planning and Marketing at the GI Communications Division of General Instrument Corp., a creator of analog and digital systems that provide broadband telecommunications services. Prior to that, from 1979 to 1987, Mr. Devereaux was a principal at American Cable Systems Corporation where he served in various capacities including Executive Vice President, a national provider of cable television.

     Murat H. Davidson is nominated as a director of the Corporation in connection with the Corporation's Annual Meeting. Mr. Davidson has been Managing Director of Regan Partners L.P., a limited partnership that invests in turnaround companies and special situations since 1996. From 1993 to 1995, Mr. Davidson spent three years as a Managing Director at Tiger Management Corp., a hedge fund. Mr. Davidson serves as a member of the board of directors of Zaring National Corporation.

     Basil Regan became a director of the Corporation in March 2000. Mr. Regan founded and is General Partner of Regan Partners, L.P., a limited partnership that invests primarily in turnaround companies and special situations in 1989. Mr. Regan is also President of Regan International Fund Ltd. and Regan Fund Management Ltd. Mr. Regan serves as a member of the board of directors of Hanover Direct Corporation.

     Peter Woodward became a director of the Corporation in March 2000. Since 1996, Mr. Woodward has been a research analyst with Regan Partners L.P., a limited partnership that invest primarily in turnaround companies and special situations. Prior to joining Regan Partners, Mr. Woodward was a research analyst for Munn, Bernhard & Associates, a New York investment management company, focusing on technology and related companies.

     Executive officers of the Corporation are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act, as amended, requires the Corporation's directors, executive officers and holders of more than 10% of the Corporation's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Corporation. Such persons are required by regulations of the Securities and Exchange Commission to furnish the Corporation with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 1999 and written representations from certain Reporting Persons, the Corporation believes that all Reporting Persons, except for Michael Kolowich, William A. Devereaux and Daniel F.X. O'Reilly complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 1999.

ITEM 11.  COMPENSATION AND OTHER INFORMATION CONCERNING DIRECTORS AND OFFICERS

Compensation of Directors

     On January 23, 1996, the Compensation Committee of the Board of Directors approved the Director Compensation Plan. Under the Director Compensation Plan, each non-employee director receives both an annual retainer of $5,000 and a fee of $1,000 for each Board meeting physically attended. A "non-employee director," for purposes of the Director Compensation Plan, is a director who is not an employee of the Corporation and not an officer, director, general partner or employee of a securities firm, venture capital firm or other institution or corporation which, together with its affiliates, holds more than 5% of the Corporation's issued and outstanding Common Stock. Directors who are employees, or who hold more than 5% of the Corporation's Common Stock, receive no remuneration for serving as members of the Board or as members of committees of the Board. Non-employee directors are also reimbursed for their reasonable out-of-pocket travel expenses associated with their attendance at Board meetings. During the fiscal year ended December 31, 1999, Messrs. Cowan and Daniell and Ms. Rokoff each earned $15,000, Ms. Carnahan earned $14,000 and Mr. Deveraux earned $13,000 under the Director Compensation Plan.

     In addition, in order to provide an incentive to non-employee directors, options are granted to non-employee directors pursuant to the 1995 Non-employee Director Stock Option Plan, as amended, (the "Director Plan"). Under the Director Plan, each non-employee director receives, on the date such person is first elected to the Board, an option to purchase 20,000 shares (the "Initial Option") of the Corporation's Common Stock, vesting over three years. Subsequent to the grant of the Initial Option, each non-employee director who has attended at least 75% of the board meetings during the previous fiscal year will receive an option to purchase 2,500 shares of Common Stock, vesting on the first anniversary of the date of such grant. All options granted under the Director Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the Director Plan will expire ten years from the date of grant.

     During the fiscal year ended December 31, 1999, Messrs. Cowan, Daniell and Devereaux and Ms. Carnahan and Ms. Rokoff each received options to purchase 2,500 shares at an exercise price of $8.5630 per share pursuant to the Director Plan.

Executive Compensation Summary

     The following table sets forth summary information concerning the compensation paid or earned for services rendered to the Corporation in all capacities during the fiscal years ended December 31, 1999, 1998, and 1997 to
(i) the individual who served as the Corporation's Chief Executive Officer for the fiscal year ended December 31, 1999 and (ii) each of the other four most highly compensated executive officers of the Corporation who received total annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1999 (the "Named Executive Officers").

                          Summary Compensation Table
                          --------------------------

                                                                                           Long-Term
                                                                                          Compensation
                                                                                          ------------
                                                      Annual          Compensation         Securities             All
                                                      ------          ------------         Underlying            Other
Name and Principal Position             Year        Salary ($)        Bonus ($)(1)         Options(#)         Compensation(2)
---------------------------             ----        ----------        ------------         ----------         ---------------
Donald L. McLagan (3)                   1999         $176,827          $13,779                    --               $  800
  Chairman, Chief                       1998          156,000           19,991               100,500                  800
  Executive Officer and Director        1997          147,500           18,925                    --                  760


Clifford M. Pollan(3)                   1999          172,497           44,690               120,000                  800
  President and Chief Operating         1998          156,000           35,591                80,500                  800
  Officer                               1997          147,500           41,650                45,000(4)               760

Ronald Benanto(5)                       1999           85,479           21,981               150,000                   --
  Vice President -- Finance,            1998               --               --                    --                   --
  Chief Financial Officer,              1997               --               --                    --                   --
  Treasurer & Assistant Secretary

Edward R. Siegfried(6)                  1999          127,135            6,492                    --                  800
  Vice President - Finance,             1998          156,000           19,991                80,500                  800
  Chief Financial Officer,              1997          147,500           18,925                45,000(4)               760
  Treasurer
  and Assistant Secretary

Daniell F.X. O'Reilly (7)               1999          157,556            9,739                    --                1,944
  Vice President and Chief              1998          156,000           19,991                50,000                   --
  Technology Officer                    1997          147,500           18,925                45,000(4)             1,770

John M. Moss(8)                         1999          185,596            5,341                    --                   --
  Vice President -                      1998          156,000           19,991                60,500                   --
  Development                           1997          150,000           18,925                50,000(4)                --

____________________

(1) Includes bonuses earned with respect to services rendered in the fiscal year indicated, whether or not such bonus was actually paid during such fiscal year.

(2) Represents matching contributions made by the Corporation to the Named Executive Officer under the Corporation's 401(k) plan.

(3) Mr. McLagan retired as the Corporation's Chairman and Chief Executive Officer in March 1999. Effective March 14, 2000, Mr. Pollan was named Chief Executive Officer and was appointed to the Board of Directors.

(4)  Includes options granted pursuant to the repricing of options in 1997.

(5) Mr. Benanto joined the Corporation as Vice President--Finance, Chief Financial Officer, Treasurer and Assistant Secretary in July 1999.

(6) Mr. Siegfried officially retired as Vice President--Finance, Chief Financial Officer, Treasurer and Assistant Secretary in March 1999, but continued in this position until the hiring of his successor in July 2000. $25,000 of Mr. Siegfried's 1999 annual salary is in connection with his service as a consultant to the Corporation subsequent to his retirement.

(7) Mr. O'Reilly resigned as Vice President and Chief Technology Officer in January 2000.

(8) Mr. Moss resigned as Vice President - Development in August 1999. $70,833 of Mr. Moss' annual salary consists of a severance payment made in 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides certain information concerning grants of options to purchase the Corporation's Common Stock made during the year ended December 31, 1999 to each of the Named Executive Officers. No stock appreciation rights ("SARs") were granted during the fiscal year ended December 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                          Individual Grants
                             -------------------------------------------------------------------------------
                                 Number of            Percent of Total
                                Securities              Options/SARs
                                Underlying                Granted             Exercise or                       Grant Date
                                Options/SARs            to Employees           Base Price       Expiration        Present
         Name                   Granted                in Fiscal Year          ($/Share)           Date          $/Value(1)
--------------------------------------------------------------------------------------------------------------------------
Donald L. McLagan                   --                      --                       --                --               --

Clifford M. Pollan             120,000(2)                 7.48%                  $8.875           3/19/09          $636,000

Ronald Benanto                 150,000(2)                 9.34%                  $8.125            7/6/09          $795,000

Edward R. Siegfried                 --                      --                       --                --                --

Daniell F.X. O'Reilly           25,000(2)                 1.56%                  $8.875           3/19/09          $132,500

John M. Moss                    40,000(2)                 2.49%                  $8.875           3/19/09          $212,000

____________________________

(1) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Corporation's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value: an option term of 5 years, volatility at .70, interest rate at (4.60%-6.38%)%. The real value of the options in this table depends upon the actual performance of the Corporation's stock during the applicable period.

(2) Options will vest one-third on the first anniversary from the date of grant with the remainder vesting in twenty-four equal monthly installments thereafter.

            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information as to options exercised in 1999 by the Named Executive Officers, the value realized upon such exercises and the value of options held by such officers at year end based on the closing price of the Corporation's Common Stock on December 31, 1999.

            Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year-End Option/SAR Values

                                                             Number of Securities
                                                            Underlying Unexercised                 Value of Unexercised
                           Shares                        Options/SARs at Fiscal Year-         In-the-Money Options at Fiscal
                         Acquired on   Value                         End                                Year-End
                                                       --------------------------------   ----------------------------------------
Name                      Exercise    Realized         Exercisable        Unexercisable   Exercisable($)(1)    Unexercisable($)(1)
----                      --------    --------         -----------        -------------   -----------------    -------------------
Donald L. McLagan              --          --             46,333               54,167               --              $  2,532

Clifford M. Pollan             --          --             78,411              167,089          $147,352              $377,485

Edward R. Siegfried        41,765     $82,069             36,646               47,089          $ 72,038              $ 39,925

Ronald Benanto                 --          --                 --              150,000                --              $534,450

Daniell F.X. O'Reilly          --          --             60,573                   --          $131,105                    --

John M. Moss               30,395     $53,382             28,461                   --          $ 25,049                    --

____________________________

(1) Value is based on the difference between the option exercise price and the fair market value at December 31, 1999 ($11.688 per share as quoted on the Nasdaq National Market) multiplied by the number of shares underlying the option.

Compensation Committee's Report on Executive Compensation

       This report is submitted by the Compensation Committee. The Compensation Committee during fiscal year 1999 comprised Ms. Rokoff and Messrs. Cowan and Daniell, each of whom are non-employee directors. In March 2000 subsequent to Ms. Rokoff's resignation from the Board of Directors, the Compensation Committee was re-constituted to comprise Messrs. Daniell, Devereaux and Regan. Pursuant to authority delegated by the Board of Directors, the Compensation Committee is responsible for reviewing and administering the Corporation's stock plans and reviewing and approving compensation matters concerning the executive officers, employees and consultants to the Corporation.

       Cash Compensation. Messrs. McLagan, Pollan, Siegfried, O'Reilly and Moss each received annual base salaries of $185,000, $178,000, $170,000, $164,000 and $170,000, respectively effective April 1, 1999. From January 1, 1999 through March 31, 1999, Messrs. McLagan, Pollan, Siegfried, O'Reilly and Moss each received annual base salaries of $156,000. Mr. Benanto, who joined the Corporation in July 1999, received an annual base salary of $175,000. The Compensation Committee attempts to keep the base salary for the Corporation's executive officers competitive by comparing it with those of other companies in the computer software industry and other companies with similar market capitalizations. The Compensation Committee's goal is to align the interests of the Corporation's executive officers with its stockholders by incenting them through performance based bonuses and equity compensation.

       On February 13, 1997, the Compensation Committee of the Board of Directors approved a short-term cash incentive compensation plan (the "Accountability Group Bonus Plan"), which provides that the executive officers, along with other designated members of senior management, receive bonuses based upon the Corporation's financial performance in the current fiscal year. Each executive officer's bonus may range from zero to a maximum amount determined by reference to the final audited financial statements of the Corporation. During the fiscal year ended December 31, 1999, Messrs. McLagan, Pollan, Siegfried, O'Reilly and Moss each earned a bonus of $13,779, $16,683, $6,492, $9,739 and $5,346, respectively pursuant to the Accountability Group Bonus Plan. Mr. Pollan received in 1999, in addition to his base salary and bonus, an additional bonus of $21,696 based upon a formula relating to the Corporation's revenues and profits. In connection with Mr. Benanto's retention as Vice President--Finance, Chief Financial Officer, Treasurer and Assistant Secretary in July 1999,
Mr. Benanto received a guaranteed bonus of $21,981 in 1999.

       Equity Compensation. The Corporation's equity compensation program is designed to provide long-term incentives to executive officers to encourage executive officers to remain with the Corporation and to provide executives with the opportunity to obtain significant, long-term stock ownership. The Compensation Committee generally grants options that become exercisable over a four-year period and that have exercise prices equal to the fair market value of the Common Stock on the date of grant. However, in the case of executive officers who beneficially own more than ten percent (10%) of the Corporation's Common Stock, the Internal Revenue Code of 1986, as amended, requires that the exercise price of incentive stock options granted to such executive officers be 110% of the fair market value of the Common Stock on the date of grant. In 1999, pursuant to the 1995 Stock Plan, the Compensation Committee granted 40,000 non-qualified stock options to Mr. Moss, 25,000 non-qualified stock options to Mr. O'Reilly, 120,000 non-qualified stock options to Mr. Pollan and 113,079 non-qualified stock options to Mr. Benanto. In addition, the Compensation Committee granted 36,921 incentive stock options to Mr. Benanto.

       Other Benefits. The Corporation also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. The Corporation offers a stock purchase plan under which employees may purchase Common Stock at a discount. The Corporation also maintains insurance and other benefit plans for its employees.

       Tax Deductibility of Executive Compensation. In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), the Corporation cannot deduct for federal income tax purposes, compensation in excess of $1 million paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes "Qualified performance-based compensation" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. The Compensation Committee has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Compensation Committee's present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code. The Compensation Committee believes that compensation deductions attributable to options granted under the corporations 1995 and 2000 Stock Plans qualify for an exception to the requirements of Section 162(m).

Respectfully submitted by the Compensation Committee of the Board of Directors

       Rory J. Cowan
       James D. Daniell
       June Rokoff (1)

(1) Ms. Rokoff resigned from the Compensation Committee and the Board of Directors on March 13, 2000.

Compensation Committee Interlocks and Insider Participation

       Interlocks. The Compensation Committee during fiscal year 1999 comprised Ms. Rokoff and Messrs. Cowan and Daniell. The Corporation's Compensation Committee of the Board of Directors currently consists of Messrs. Daniell, Deveraux and Regan. No executive officer of the Corporation served as a member of the compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of which either Ms. Rokoff or Messrs. Cowan, Daniell and Regan is an executive officer.

       Employment Agreement with Mr. Kolowich. In connection with the Corporation's merger with Individual, the Corporation entered into an employment agreement with Michael E. Kolowich, the Corporation's Vice Chairman and a Director of the Corporation and formerly the Chairman, President and Chief Executive Officer of Individual. Under this employment agreement, Mr. Kolowich served as a full-time senior executive to the Corporation from February 24, 1998 (the effective date of the merger with Individual (the "Effective Date") until April 30, 1998 (the "Transition Period"). From May 1, 1998 until the third anniversary of the Effective Date, Mr. Kolowich has served and will continue to serve as a senior executive consultant to the Corporation (the "Remaining Term"). Furthermore, during the term of his employment agreement, the Corporation shall take all action necessary and proper to cause Mr. Kolowich to be elected to the Corporation's Board of Directors and to serve as the Vice Chairman of the Corporation. Pursuant to the employment agreement, Mr. Kolowich received a salary at the annual rate of $250,000 during the Transition Period and receives a salary at an annual rate of $50,000 during the Remaining Term, or until Mr. Kolowich accepts full time employment with a third party. Mr. Kolowich is eligible to participate in the benefits plans maintained by the Corporation during the term of the employment agreement. Also, under the terms of the employment agreement, Mr. Kolowich will be bound by non-competition and non-disclosure requirements. Upon the Effective Date, the Corporation assumed all stock options then held by Mr. Kolowich all of which became immediately exercisable, with the exception of 784 shares.

       Consulting Agreement with Mr. Siegfried. In March 1999, the Corporation entered into a consulting agreement with Edward R. Siegfried in connection with his retirement as Vice President--Finance, Chief Executive Officer, Treasurer and Assistant Secretary. Under the terms of the consulting agreement, during the period from March 31, 1999 through June 30, 1999 Mr. Siegfried continued in his capacity as Vice President--Finance, Chief Executive Officer, Treasurer and Assistant Secretary of the Corporation in exchange for compensation at an annualized rate of $178,000. Mr. Siegfried further agreed to serve as Senior Executive Consultant to the Corporation for compensation at an annualized rate of $50,000 from the period commencing April 1, 1999 until the termination of the consulting agreement, such termination to be no later than June 30, 2002. The Corporation also agreed that certain of Mr. Siegfried's options would continue to be exercisable throughout the term of the consulting agreement.

       Severance Agreement and Release with Mr. McLagan. In March 2000, the Company entered into a severance agreement and release with Donald L. McLagan in connection with his retirement as Chief Executive Officer and Chairman. Under the terms of the severance agreement and release, Mr. McLagan will receive severance at an annual rate of $185,000 commencing March 14, 2000 up to and through March 14, 2001 The Company has further agreed that Mr. McLagan's options shall be exercisable until March 14, 2001. Also under the terms of the severance agreement and release, Mr. McLagan will be bound by non-competition, non-solicitation and non-disclosure requirements.

Stock Performance Graph

       The following graph compares the percentage change in the cumulative total stockholder return on the Corporation's Common Stock during the period from the Corporation's initial public offering on August 11, 1995 through December 31, 1999, with the cumulative total return for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Computer and Data Processing Services Stock Index (the "Nasdaq Computer Index"). The comparison assumes $100 were invested on August 11, 1995 in the Corporation's Common Stock at the $15.00 initial offering price and in each of the foregoing indices and assumes reinvestment of dividends, if any.


                  Comparison of Cumulative Total Return Among
                NewsEdge Corporation, Nasdaq Stock Market Index
                        and Nasdaq Computer Index(1)(2)


                             [GRAPH APPEARS HERE]

                          IPO
                        8/11/95   9/29/95   12/29/95   3/29/96   6/28/96   9/30/96   12/31/96    3/31/97   6/30/97    9/30/97
                        -------   -------   --------   -------   -------   -------   --------    -------   -------    -------
NewsEdge Corporation     $ 100     $ 232      $ 163     $ 245     $ 222     $ 193      $ 128     $  85      $  73     $  68
Nasdaq Composite         $ 100     $ 104      $ 105     $ 110     $ 119     $ 124      $ 130     $ 122      $ 145     $ 169
Nasdaq Computer          $ 100     $ 102      $ 106     $ 111     $ 124     $ 126      $ 131     $ 122      $ 156     $ 171


                         12/31/97     3/31/98     6/30/98     9/30/98     12/31/98     3/31/99     6/30/99     9/30/99    12/31/99
                         --------     -------     -------     -------     --------     -------     -------     -------    --------
NewsEdge Corporation       $  61      $  94       $  66        $  58       $  78        $  57       $  52      $  62        $  78
Nasdaq Composite           $ 159      $ 186       $ 191        $ 173       $ 223        $ 251       $ 275      $ 281        $ 415
Nasdaq Computer            $ 161      $ 213       $ 236        $ 223       $ 288        $ 347       $ 361      $ 374        $ 634

(1) Prior to August 11, 1995 the Corporation's Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This chart is not "solicited material", is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filings of the Corporation under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on this graph was obtained from the Nasdaq Stock Market and the Nasdaq Stock Market and the Nasdaq Computer indices were prepared for Nasdaq by the Center for Research in Security Prices at the University of Chicago, a source believed to be reliable, although the Corporation is not responsible for any errors or omissions in such information.

ITEM 12.  MANAGEMENT AND PRINCIPAL HOLDERS OF VOTING SECURITIES

       The following table sets forth as of April 15, 2000: (i) the name of each person who, to the knowledge of the Corporation, owned beneficially more than 5% of the Common Stock of the Corporation outstanding as of such date; (ii) the name of each director or nominee; (iii) the name of each executive officer identified in the Summary Compensation Table set forth below under "Compensation and Other Information Concerning Directors and Officers;" and (iv) the number of shares owned by each of such persons and all officers, directors and nominees as a group and the percentage of the outstanding shares represented thereby.

                                                                               Shares Beneficially             Percentage
                              Name                                                  Owned (1)              Beneficially Owned (2)
                              ----                                                  ---------              ----------------------
Principal Stockholders(3):

Donald L. McLagan(4)                                                                2,220,747                      12.20%
       c/o NewsEdge Corporation
       80 Blanchard Road
       Burlington, MA 01803

Taunus Corporation                                                                    978,000                        5.4%
        31 West 52/nd/ Street
        New York, NY 10019

Directors:

Rory J. Cowan(5)                                                                       63,876                          *
Michael E. Kolowich(6)                                                                544,133                       2.91%
William A. Devereaux(7)                                                               179,056                          1%
James D. Daniell, Ph.D.(8)                                                             23,999                          *
Basil P. Regan(9)                                                                   4,455,400                         25%
Murat H. Davidson, Jr.(10)                                                             32,000                          *
Peter Woodward                                                                             --                         --

Named Officers:
Clifford M. Pollan(11)                                                                252,782                       1.38%
Ronald Benanto                                                                             --                         --
Edward R. Siegfried(12)                                                                65,186                          *
Daniel F.X. O'Reilly, Ph.D.                                                           162,993                          1%
John Moss                                                                                 400                          *
All directors, director nominees and executive officers
as a group: (13 persons)(13)                                                        8,000,572                      42.05%

__________________________________

*    Represents less than 1% of the outstanding shares.

(1) Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to the shares. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2) Applicable percentage of ownership as of April 15, 2000 is based upon 18,147,262 shares of Common Stock outstanding on such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of

     April 15, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3) This information was obtained from filings made with the SEC pursuant to Sections 13(d) and 13(g) of the Securities and Exchange Act of 1934, as amended.

(4) Includes 444,442 shares held in trust for the benefit of Mr. McLagan's two children, of which Mr. McLagan's wife is the sole trustee. Mr. McLagan disclaims beneficial ownership of such shares. Also includes 56,748 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000 by Mr. McLagan.

(5) Includes 28,876 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

(6) Includes 543,383 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

(7) Includes 48,500 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

(8) Includes 17,499 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

(9) Includes 2,391,500 shares of Common Stock held by Regan Partners, L.P.; 1,436,400 shares of Common Stock held by the Regan International Fund, L.P.; 200,000 shares of Common Stock held by The Wellcome Trust, Ltd.; 353,500 shares of Common Stock held by the Super Hedge Fund, L.P.;
     37,000 shares of Common Stock held by Athena Partners, L.P.; and
     2,000 shares of Common Stock held by Lenore Robins, of which Mr. Regan is deemed the beneficial owner. Mr. Regan is President and sole stockholder of Regan Fund Management, Ltd., general partner of Regan Partners L.P. and co-general partner with Lenore Robins in Athena Partners, L.P. Regan Fund Management Ltd. is the investment manager for Regan International Fund L.P., provides investment management services to the Wellcome Trust, Ltd. and has a trading advisory agreement with the Super Hedge Fund, L.P.

(10) Mr. Davidson is a director nominee. Includes 5,000 shares of Common Stock held by the 1992 Davidson Family Trust. Also includes 5,000 shares of Common Stock held by Mr. Davidson's son and 4,000 shares of Common Stock held by Mr. Davidson's daughter. Mr. Davidson disclaims beneficial ownership of such shares.

(11) Includes 134,450 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

(12) Includes 27,076 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

(13) Includes 856,532 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 15, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN TRANSACTIONS

     William Blair & Company, an affiliate of William Blair Venture Partners III ("Blair"), is a customer of the Corporation and was billed an aggregate of approximately $95,000 in NewsEdge subscriber fees in the year ended December 31, 1999. Ms. Carnahan, a general partner of Blair, served on the Board of Directors of the Corporation through March 2000.

     Employment Agreement with Mr. Kolowich. In connection with the Corporation's merger with Individual, the Corporation has entered into an employment agreement with Michael E. Kolowich, the Corporation's Vice Chairman and a Director of the Corporation and formerly the Chairman, President and Chief Executive Officer of Individual. Under this employment agreement, Mr. Kolowich served as a full-time senior executive consultant to the Corporation from February 24, 1998 (the effective date of the merger with Individual (the "Effective Date") until April 30, 1998 (the "Transition Period"). From May 1, 1998 until the third anniversary of the Effective Date, Mr. Kolowich has served and will continue to serve as a senior executive consultant to the Corporation (the "Remaining Term"). Furthermore, during the term of his employment agreement, the Corporation shall take all action necessary and proper to cause Mr. Kolowich to be elected to the Corporation's Board of Directors and to serve as the Vice Chairman of the Corporation. Pursuant to the employment agreement, Mr. Kolowich received a salary at the annual rate of $250,000 during the Transition Period and receives a salary at an annual rate of $50,000 during the Remaining Term, or until Mr. Kolowich accepts full time employment with a third party. Mr. Kolowich is eligible to participate in the benefits plans maintained by the Corporation during the term of the employment agreement. Also, under the terms of the employment agreement, Mr. Kolowich will be bound by non-competition and non-disclosure requirements. Upon the Effective Date, the Corporation assumed all stock options then held by Mr. Kolowich all of which became immediately exercisable, with the exception of 784 shares.

       Consulting Agreement with Mr. Siegfried. In March 1999, the Corporation entered into a consulting agreement with Edward R. Siegfried in connection with his retirement as Vice President--Finance, Chief Executive Officer, Treasurer and Assistant Secretary. Under the terms of the consulting agreement, during the period from March 31, 1999 through June 30, 1999 Mr. Siegfried continued in his capacity as Vice President--Finance, Chief Executive Officer, Treasurer and Assistant Secretary of the Corporation in exchange for compensation at an annualized rate of $178,000. Mr. Siegfried further agreed to serve as Senior Executive Consultant to the Corporation for compensation at an annualized rate of $50,000 from the period commencing April 1, 1999 until the termination of the consulting agreement, such termination to be no later than June 30, 2002. The Corporation also agreed that certain of Mr. Siegfried's options would continue to be exercisable throughout the term of the consulting agreement.

     Severance Agreement and Release with Mr. McLagan. In March 2000, the Company entered into a severance agreement and release with Donald L. McLagan in connection with his retirement as Chief Executive Officer and Chairman. Under the terms of the severance agreement and release, Mr. McLagan will receive severance at an annual rate of $185,000 commencing March 14, 2000 up to and through March 14, 2001 The Company has further agreed that Mr. McLagan's options shall be exercisable until March 14, 2001. Also under the terms of the severance agreement and release, Mr. McLagan will be bound by non-competition, non-solicitation and non-disclosure requirements.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)  List of documents filed as part of this report:

     (1)  Exhibits
          --------

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

          10.5      Amended and Restated 1989 Stock Option Plan (filed as
                    Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-46863)

          10.6 1995 Incentive Stock Option Plan (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-46863)

          10.7      1996 Non-Employee Director Stock Option Plan (filed as
                    Exhibit 99.3 to the

          Exhibit
          -------
          Number    Description of Document
          ------    -----------------------

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

          Exhibit
          -------
          Number    Description of Document
          ------    -----------------------

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

          *+10.26 Agreement dated as of March 31, 1999 between NewsEdge Corporation and Edward R. Siegfried.

          *+10.27 Severance Agreement and Release dated as of March 14, 2000 between Donald L. McLagan and the Company

          **21.1    Subsidiaries of the Company.

          **23.1    Consent of Arthur Andersen LLP

          **23.2    Consent of PricewaterhouseCoopers LLP

          **24.0    Power of Attorney (included on page 53)

          **27.1    Financial Data Schedule for fiscal year ended 1999

________________________
*  Filed herewith
** Filed with Form 10-K on March 30, 2000
+ Indicates a management contract or a compensatory plan, contract or arrangement

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

                              NEWSEDGE CORPORATION
                              (Registrant)

Date: May 1, 2000               /s/ Clifford Pollan
                              -------------------------------------------
                              Clifford Pollan
                              Chairman, President  and Chief Executive Officer