Form 10-Q
period 2000-03-31
NEWSEDGE CORP
filed 2000-05-15
CIK 858912

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   March 31, 2000
                                  --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes X. No ___.
                                        --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at April 28, 2000
-------------------                     -----------------------------

Common Stock, par value $.01            18,147,484

                      NEWSEDGE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of
          March 31, 2000 and December 31, 1999........................        3

     Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2000 and 1999..........        4

     Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999..........        5

     Notes to the Condensed Consolidated Financial Statements.........        6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations....................       10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...       19


PART II - OTHER INFORMATION

Item 6(a)  Exhibits...................................................       20

Item 6(b)   Reports on Form 8-K.......................................       20

Signature.............................................................       21

Exhibit Index.........................................................       22

Exhibit...............................................................       23

PART I - FINANCIAL INFORMATION
ITEM 1

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  MARCH 31,      DECEMBER 31,
                                                    2000             1999
                                                 -----------     ------------
ASSETS                                           (UNAUDITED)

Current assets:
 Cash and cash equivalents                        $  16,673        $  20,278
 Accounts receivable                                 18,857           11,280
 Due from WinStar                                     5,500                -
 Prepaid expenses and deposits                        5,603            5,132
                                                 ----------       ----------
       Total current assets                          46,633           36,690
                                                 ----------       ----------

Property and equipment, net                           8,436            9,398
                                                 ----------       ----------

Other assets                                          1,127            1,766
                                                 ----------       ----------

       Total assets                               $  56,196        $  47,854
                                                 ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $   3,353        $   2,869
 Accrued expenses                                    17,881           14,837
 Deferred revenue, current                           30,569           23,010
 Current portion of long-term obligations               181              303
                                                 ----------       ----------
       Total current liabilities                     51,984           41,019
                                                 ----------       ----------

Deferred revenue, noncurrent                            275              124
                                                 ----------       ----------

Stockholders' equity:
 Common stock                                           182              181
 Additional paid-in capital                         130,781          130,136
 Cumulative translation adjustment                       19              (58)
 Accumulated deficit                               (124,319)        (120,822)
       Treasury stock, at cost; 432,000 shares       (2,726)          (2,726)
                                                 ----------       ----------
       Total stockholders' equity                     3,937            6,711
                                                 ----------       ----------

       Total liabilities & stockholders' equity   $  56,196        $  47,854
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

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                               2000              1999
                                                             --------------------------

Total revenues                                               $ 17,329          $ 18,360

Costs and expenses:
     Cost of revenues                                           7,566             7,720
     Customer support expenses                                  1,498             1,293
     Development expenses                                       3,243             2,339
     Sales and marketing expenses                               9,766             7,937
     General and administrative expenses                        2,593               727
                                                             --------          --------
           Total costs and expenses                            24,666            20,016
                                                             --------          --------


Loss from operations                                           (7,337)           (1,656)

     Interest income and other, net                               229               432
                                                             --------          --------

Loss from continuing operations before provision for
 income taxes                                                  (7,108)           (1,224)


     Provision for income taxes                                    24                33
                                                             --------          --------

     Net loss from continuing operations                       (7,132)           (1,257)


     Loss from discontinued
     operations, net                                           (1,859)           (1,928)
     Net gain on disposal of
     Individual.com, Inc                                        5,494              --
                                                             --------          --------
     Income (loss) from discontinued operations                 3,635            (1,928)
                                                             --------          --------



Net loss                                                     $ (3,497)         $ (3,185)
                                                             ========          ========


Basic and diluted net loss per share
      Continuing operations                                  $  (0.40)         $  (0.07)
      Discontinued operations                                    0.20             (0.11)
                                                             --------          --------
           Total                                             $  (0.20)         $  (0.18)
                                                             --------          --------

Weighted average common shares outstanding                     17,684            17,305
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

                                   NEWSEDGE CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                               (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                             2000               1999
                                                                         -------------      ------------
Cash flows from operating activities:
     Net loss                                                              $ (3,497)         $ (3,185)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                        1,575               986
         Gain from disposal of Individual.com, Inc.                          (5,494)             --
         Gain on disposal of property and equipment                            --                --
         Changes in assets and liabilities:
             Accounts receivable                                             (8,354)           (2,594)
             Prepaid expenses and deposits                                     (471)              155
             Accounts payable and accrued expenses                            4,116            (1,751)
             Deferred revenue                                                 7,540             5,076
                                                                           --------          --------
         Net cash used in operating activities                               (4,585)           (1,313)
                                                                           --------          --------

Cash flows from investing activities:
     Net proceeds from disposal of Individual.com, Inc.                       1,095              --
     Decrease (increase) in investments, net                                   --               1,781
     Purchases of property and equipment                                       (867)           (1,184)
     Decrease in other assets                                                  --                   2
                                                                           --------          --------
         Net cash used in investing activities                                  228               599
                                                                           --------          --------

Cash flows from financing activities:
     Proceeds from issuances related to stock plans, including tax
     benefits                                                                   646             1,074
     Decrease in long-term obligations                                          151              (268)
     Principal payments under capital leases                                   (122)             (102)
                                                                           --------          --------
         Net cash provided by financing activities                              675               704
                                                                           --------          --------

Effect of exchange rate on cash and cash equivalents                             77               (44)
                                                                           --------          --------

Decrease in cash and cash equivalents                                        (3,605)              (54)
Cash and cash equivalents, beginning of period                               20,278            37,808
                                                                           --------          --------

Cash and cash equivalents, end of period                                   $ 16,673          $ 37,754
                                                                           ========          ========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                            $      5          $     25
                                                                           ========          ========
     Cash paid for interest
                                                                           $     16          $     24
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

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  NATURE OF THE BUSINESS

  NewsEdge Corporation (the Company) is a leading provider of eContent applications for business web sites and enterprise intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value-added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

  NewsEdge Corporation is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East.

  On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. The Company incurred costs of $1.4 million, comprised of legal, employee retention and acquisition-related expenses charged to operations during the first quarter of 2000. During the second quarter of 2000, the Company also expects to incur remaining employee retention expenses related to this transaction totaling up to $550,000.

  In March 2000, the Company's Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure the Company will move into the eContent business marketplace by offering competitive eContent applications for business web sites and enterprise intranets. eContent is the constantly changing information required for web-sites to encourage and foster high frequency usage and support other web-based interactions. The Company believes that syndicated eContent and contextual commerce (the ability to map business content to transaction opportunities) offerings, in addition to providing infrastructure and solution applications to the Company's clients, will allow the Company to drive traffic and commerce on its client's web sites. The Company incurred $2,066,000 of non-recurring expenses charged to operations during the first quarter of 2000 related to transitioning the Company to its new strategic direction. These costs were comprised primarily of asset write-offs and reserves.


2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

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

Recent Accounting Pronouncements

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

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.


3.  DISCONTINUED OPERATIONS

  On February 18, 2000, the Company entered into an agreement to sell its ownership interest in its wholly owned subsidiary, Individual.com, Inc. Upon the initial closing of the purchase and sale agreement, the Company sold 80% of its ownership interest in Individual.com, Inc. for a purchase price of $8,000,000 payable by $2,500,000 in cash and $5,500,000 in installment receivables payable through December 2000. Upon the second closing in February 2001, the Company will receive an additional $2,000,000 in consideration for the remaining 20% ownership interest. The Company received $2,500,000 on both February 18, 2000 and May 1, 2000 representing the initial purchase and first installment balances due. Individual.com, Inc. operated the Company's single-worker news service business unit, which derives its revenues from targeted advertising and electronic commerce.

  The Company estimates a total gain on the sale of Individual.com totaling $7,494,000 before applicable income taxes. The Company also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale. The Company recorded $5,494,000 of the gain in February 2000 and expects to record the remainder in February 2001, as the second of the two closings occur.

  Revenues from the Individual.com business were $297,000 and $1,019,000 for the three-month periods ending March 31, 2000 and 1999, respectively.

  The Company has presented the operating results of Individual.com, Inc. as discontinued operations for all periods presented. The Company has not restated the consolidated balance sheet for the net assets of Individual.com, Inc., which total $1.2 million at December 31, 1999.

4.  SEGMENT REPORTING

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

  The Company pursues the market for news and current awareness through one primary line of business: the Enterprise business. The Enterprise business uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate intranet or local area networks. As of March 31, 2000, the Company had over 1,450 enterprise customers, up 9% from the previous year, with approximately 700,000 users.

  In addition to the Enterprise business, the Company also reports a segment of Other, which consists of services which were phased out by the Company and which the Company expects to be immaterial after 1999.

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


                                                       Three Months Ended March 31,
                                                           2000          1999
                                                        --------------------------
                                                              (in thousands)
Revenues:
   Enterprise                                             $17,329      $17,719
   Other                                                        -          641
                                                        -------------------------
        Total revenues                                    $17,329      $18,360
                                                        =========================

Loss from continuing operations before mergers,
 dispositions and other charges, interest and income
 taxes:
   Enterprise                                             $(7,337)     $(1,704)
   Other                                                        -           48
                                                        -------------------------
                                                          $(7,337)     $(1,656)
                                                        =========================

Noncash expenses by segment:
   Enterprise                                             $ 1,554      $   766
   Other                                                        -           27

5.  COMPREHENSIVE INCOME

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:


                                             THREE MONTHS ENDED
                                                  MARCH 30,
                                      --------------------------------
                                            2000            1999
                                      --------------------------------
                                               (in thousands)
Comprehensive income (loss):
 Net loss                                  $(3,497)        $(3,185)
 Other comprehensive income (loss):
  Foreign currency adjustment                   77             (44)
                                      --------------------------------


     Comprehensive loss                    $(3,420)        $(3,229)
                                      ================================



6.  EARNINGS PER SHARE

  In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 2000 and 1999. Diluted earnings per share excludes shares issuable from the assumed exercise of 3,807,949 and 3,964,466 of stock options and warrants as of March 31, 2000 and 1999, respectively, as their effect would be antidilutive.

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

INTRODUCTION AND OVERVIEW

  NewsEdge Corporation (the Company) is a leading provider of eContent applications for business web sites and enterprise intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

  The market for news and current awareness is pursued by the Company through its Enterprise business, which uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks. As of March 31, 2000, the Company had over 1,400 Enterprise customers, up 9% from the previous year-end, with approximately 700,000 users. The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise service offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales.

  Individual.com, Inc. operated the Company's single-worker news service business unit, which derived its revenues from targeted advertising and electronic commerce. On February 18, 2000, the Company, Office.com and Individual.com, Inc. entered into the purchase and sale agreement providing for the sale by the Company of all the issued and outstanding capital stock of Individual.com, Inc. to Office.com. An initial purchase and sale of 4,000,000 of the shares occurred on February 18, 2000. The purchase and sale of the remaining 1,000,000 shares shall occur no later than February 28, 2001.
Pursuant to the purchase agreement, the aggregate purchase price for the total 5,000,000 shares was $10,000,000 in cash payable in installments on February 18, 2000, May 1, 2000, December 31, 2000 and February 28, 2001.

  The Company estimates a total gain on the sale of Individual.com totaling $7,494,000 before applicable income taxes. The Company also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale. The Company recorded $5,494,000 of the gain in February 2000 and expects to record the remainder in February 2001, as the second of the two closings occur.

  In addition to the Enterprise business, the Company also reports a segment of "other" revenue, which consists of services that are being phased out by the Company, and that the Company expects to be immaterial after 1999. The Company's "other" revenues consist primarily of subscription fees generated from sales of services. The Company now reports the Individual.com business as discontinued operations.

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

  On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. The Company incurred costs of $1.4 million, comprised of legal, retention and acquisition related expenses charged to operations during the first quarter of 2000. During the second quarter of 2000, the Company also expects to incur the remaining retention expenses related to this transaction totaling $550,000.

  In March 2000, the Company's Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure the Company will move into the eContent business marketplace by offering competitive eContent applications for business web sites and enterprise intranets. eContent is the constantly changing information required for web-sites to encourage and foster high frequency usage and support other web-based interactions. The Company believes that syndicated eContent and contextual commerce (the ability to map business content to transaction opportunities) offerings, in addition to providing infrastructure and solution applications for the Company's clients, will allow the Company to drive traffic and commerce on its client's web sites. The Company incurred $2,066,000 of non-recurring expenses charged to operations during the first quarter of 2000 related to transitioning the Company to its new strategic direction. These costs were comprised primarily of asset write-offs and reserves.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000 AS COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1999

REVENUES

Total revenues for the three-month period ended March 31, 2000 decreased 5.6% to $17.3 million compared to $18.4 million for the same period in 1999. This decrease was comprised of declines in revenues from both the Company's enterprise product line and other harvested lines.

Enterprise revenue for the three-month period ended March 31, 2000 decreased 2.2% to $17.3 million as compared to $17.7 million in 1999. The decrease reflects disappointing new orders rates at the end of the fourth quarter of 1999 when our sales force was distracted by the impending RoweCom merger transaction and the highly competitive environment that has been affecting our enterprise business.

Other revenues consist of revenues from product lines being terminated or de-emphasized by the Company. During the three-months ended March 31, 1999 the Company recorded $641,000 in other revenues. No amounts were recorded during the comparable period in 2000 as these product lines have been completely terminated by the Company.

COST OF REVENUES

Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of the Company's services. Cost of revenues for the three-month period ended March 31, 2000 fell 2.0% to $7.6 million as compared to $7.7 million for the same period in 1999. As a percentage of total revenues, cost of revenues increased to 43.7% from 42.0% for the same period in 1999. This percentage increase in the three-month period ended March 31, 2000 was primarily due to new fixed-price contracts with information providers.

CUSTOMER SUPPORT EXPENSES

Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three-month period ended March 31, 2000 increased 15.9% to $1.5 million as compared to $1.3 million for the same period in 1999. The increase in customer support expenses resulted primarily from higher headcount and related expenses. Excluding nonrecurring charges, customer support expenses were 8.5% of total revenues for the three-month period ended March 31, 2000. As a percentage of total revenues, customer support expenses for the three-month period ended March 31, 2000 increased to 8.6% from 7.0% for the same period in 1999.

DEVELOPMENT EXPENSES

Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month period ended March 31, 2000 increased $904,000, or 38.6%, to $3.2 million as compared to $2.3 million for the same period in 1999. The increase was primarily due to $600,000 of expenses, which represents a write-off of a software asset, related to the non-recurring charge for transitioning the Company to its new strategic direction. Excluding nonrecurring charges, development expenses were 15.2% of total revenues for the three-month period ended March 31, 2000. As a percentage of total revenues, development expenses for the three-month period ended March 31, 2000 increased to 18.7% from 12.7% for the same period in 1999.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended March 31, 2000 increased $1.9 million, or 23.0%, to $9.8 million as compared to $7.9 million for the same period in 1999. The increase was comprised of $1.0 million of expenses related to the non-recurring charges for transitioning the Company to its new strategic direction, which included $400,000 for a reserve for bad debts. The remaining $900,000 of the increase in sales and marketing expenses were primarily due to higher investments and spending in domestic and international sales force and sales management headcount, related payroll expenses, and events. Excluding nonrecurring charges, sales and marketing expenses were 50.8% of total revenues for the three-month period ended March 31, 2000. As a percentage of total revenues, sales and marketing expenses for the three-month period ended March 31, 2000 increased to 56.4% from 43.2% for the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended March 31, 2000 increased $1.9 million to $2.6 million as compared to $727,000 for the same period in 1999. The increase was comprised of $500,000 of expenses related to the non-recurring charge for transitioning the Company to its new strategic direction and $1.4 million of expenses incurred in connection with the terminated merger agreement with RoweCom, Inc. Excluding the nonrecurring charges, general and administrative expenses as a percentage of revenues were comparable during the three-month periods ended March 31, 2000 and 1999. As a percentage of total revenues, general and administrative expenses for the three-month period ended March 31, 2000 increased to 15.0% from 4.0% for the same period in 1999.

INTEREST INCOME AND OTHER, NET

Interest income and other, net for the three-month period ended March 31, 2000 decreased to $229,000 from $432,000 for the same period in 1999, due to a reduction in interest income associated with lower cash and investment balances.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three-month period ended March 31, 2000 decreased to $24,000 from $33,000 for the same period in 1999. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code of 1986, as amended. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

DISCONTINUED OPERATIONS

In February 2000, the Company's Board of Directors decided to sell its ownership interest in Indivdiual.com, Inc., due to the lack of growth in revenue, increase in expenses and ongoing funding. The Company has reported the historical operating results of its Individual.com business segment as discontinued operations. Revenues from discontinued operations were $297,000 during the first quarter of 2000 (for the time period from January 1, 2000 to the February 18, 2000 disposal date) and $1.0 million during the first quarter of 1999. Revenues decreased as a result of the shorter reporting period and the decision by new management to convert from a mix of subscription fees and advertising revenue model to a advertising revenue only model. Expenses from discontinued operations were $2.2 million during the first quarter of 2000 (for the time period January 1, 2000 to the February 18, 2000 sale date to Winstar) and $2.9 million during the first quarter of 1999. The decrease in expenses also resulted from the shorter reporting period during the first quarter of 2000 versus 1999. See Note 3 in the accompanying Notes to Consolidated Financial Statements.

NET LOSS

The net loss for the quarter ended March 31, 2000 was $3.5 million, or $0.20 per share, which compares to a net loss of $3.2 million, or $0.18 per share, during the same period in 1999. The first quarter results reflect the favorable impact of the $5.5 million gain on the sale of 80% of the Company's equity interest in Individual.com, Inc. In addition, the results include the operating loss from discontinued operations of approximately $1.9 for the quarters ended March 31, 2000 and 1999. The net loss from continuing operations increased to $7.1 million for the quarter ended March 31, 2000, or $0.40 per share, compared to $1.3 million for the same period in 1999. The increase resulted from two different nonrecurring charges taken in the first quarter of 2000 totaling $3.4 million. $1.4 million was related to retention payments, transaction costs, and expenses incurred as part of the termination of the RoweCom, Inc. acquisition. Additional employee retention expenses of up to $550,000 related to the RoweCom, Inc. transaction will be recorded in the second quarter of 2000. An additional $2.1 million in asset write-offs and reserves associated with costs to be incurred in transitioning the Company to the new strategy were also recorded in the first quarter of 2000. Excluding the nonrecurring charges, net loss from continuing operations amounted to $3.7 million for the quarter ended March 31, 2000, which compares to a net loss of $1.3 million for the same period in 1999. The increase was due to a decline in revenue and increased expenses within sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $16.7 million at March 31, 2000, as compared to $20.3 million at December 31, 1999, a decrease of $3.6 million.

The Company's operations used $4.6 million of cash in the three-months ended March 31, 2000. The use of cash in operations primarily resulted from the Company's net loss for the period, of which $1.9 million in operating losses were from the Individual.com, Inc. discontinued business. The Company's investing activities provided $228,000 of cash for the period due primarily to the net cash proceeds from the sale of Individual.com, Inc. in February 2000 partially offset by fixed asset purchases. The Company's financing activities provided $675,000 for the period derived primarily from employee stock option exercises (including tax benefits).

In connection with the sale of Individual.com Inc., the Company expects to receive an additonal $7.5 million of which, $2.5 million was received on May 1, 2000, $3.0 million will be received no later than December 31, 2000, and $2.0 million will be received in February 2001, when the remaining 20 percent of Individual.com, Inc is purchased.

The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

The Company believes that its current cash and cash equivalents, the expected proceeds from the sale of Individual.com, Inc. and the impact of expense reduction programs will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.


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

Future Operating Results Uncertain

  The Company's ability to increase its revenues will depend upon its ability to expand its sales force, increase sales to new customers and penetration into existing customer as well as its ability to successfully implement its plans to provide digital eContent to business web-sites. In addition, as of March 31, 2000, the Company had an accumulated deficit of approximately $124.3 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

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

      . eContent providers such as ScreamingMedia.com, Inc., iSyndicate and WAVO,

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

Dependence on News Transmission Sources

  The Company's news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news and information transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these three vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through one of two methods:
1) an arrangement between the Company and WAVO Corporation, a common carrier communications vendor, or 2) the Company's own NewsEdge Network, a proprietary entitlement and delivery system launched in the fall of 1998 that takes advantage of both leased line and Internet delivery. WAVO presently also markets services that compete directly with those of the Company. WAVO is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WAVO expires on December 31, 2000. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WAVO were terminated on short notice, or if WAVO were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business could be materially and adversely affected. The Company believes that if WAVO were unable to fulfill its obligations, other sources of retransmission would be available to the Company including NewsEdge Network, although the transition from WAVO to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition. WAVO did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of the Company's customers. The interruption was resolved in approximately ten days and did not have a material impact on the Company's financial results.

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

Potential Liability For Information Transmitted

  The Company may be subject to claims for defamation, libel, copyright trademark infringement or based on other theories relating to the information it publishes through its services. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. The Company's insurance may not adequately protect it against these claims.

RECENT ACCOUNTING PRONOUNCEMENTS

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

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of March 31, 2000, the Company did not use derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Exchange Risk

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of March 31, 2000, the assets and liabilities of the Company related to nondollar-denominated currencies was not material.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)     Exhibits.

         27.1 - Financial Data Schedule for the three-month period ended March 31, 2000


6(b)   REPORTS ON FORM 8-K

       On March 6, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission , disclosing under Item 2 that the Company, Office.com Inc. and Individual.com, Inc., a wholly owned subsidiary of the Company ("Individual") entered into a stock purchase agreement, dated as of February 18, 2000, providing for the sale by the Company of all the issued and outstanding capital stock of Individual to Office.com, Inc.

       On March 14, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 the termination by mutual consent of the agreement and plan of merger and reorganization, dated as of December 7, 1999, by and among the Company, RoweCom Inc., ("RoweCom") and RoweCom Merger Corporation, a wholly-owned subsidiary of RoweCom.

       On March 23, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 (i) the resignation of Donald L. McLagan as Chairman of the Board of the Company and as Chief Executive Officer of the Company and its subsidiaries, effective on March 14, 2000 (ii) the appointment of Clifford M. Pollan as Chief Executive Officer and member of the Board of Directors of the Company
     (iii) and resignations dated March 14, 2000 of two members of the Board of Directors, Ms. Ellen Carnahan and Ms. June Rokoff. The Company also announced (i) the appointment of Rory Cowan as Chairman of the Board, (ii) the appointments of Basil Regan and Peter Woodward, each of the investment firm Regan Fund Management Ltd., as members of the Board of Directors and
     (iii) that a third member of the Board of Directors representing Regan Fund Management Ltd. would be nominated to an expanded Board of Directors at the next annual meeting of the stockholders of the Company.

                      NEWSEDGE CORPORATION AND SUBSIDIARIES


SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEWSEDGE CORPORATION
                                          (Registrant)



Date:  May 15, 2000                       /s/   Ronald Benanto
                                          ---------------------------------
                                          Ronald Benanto
                                          Vice President - Finance and CFO

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------


  27.1    --             Financial Data Schedule for March 31, 2000