Form 10-Q
period 2000-06-30
NEWSEDGE CORP
filed 2000-08-08
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   June 30, 2000
                                  -------------

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at July 31, 2000
-------------------                     ----------------------------

Common Stock, par value $.01            17,717,140

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
               June 30, 2000 and December 31, 1999

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

         Notes to the Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 6(a)  Exhibits

Item 6(b)  Reports on Form 8-K

Signature

Exhibit Index

Exhibit

PART I - FINANCIAL INFORMATION
ITEM 1

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                               June 30,                   December 31,
                                                                 2000                         1999
                                                        ---------------------        ---------------------
ASSETS                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                              $              20,004        $              20,278
 Accounts receivable                                                   12,720                       11,280
 Due from WinStar                                                       3,000                            -
 Prepaid expenses and deposits                                          6,433                        5,132
                                                        ---------------------        ---------------------
       Total current assets                                            42,157                       36,690
                                                        ---------------------        ---------------------

Property and equipment, net                                             7,732                        9,398
                                                        ---------------------        ---------------------

Other assets                                                            1,124                        1,766
                                                        ---------------------        ---------------------

       Total assets                                     $              51,013        $              47,854
                                                        =====================        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $               4,313        $               2,869
 Accrued expenses                                                      16,504                       14,837
 Deferred revenue, current                                             27,348                       23,010
 Current portion of long-term obligations                                  74                          303
                                                        ---------------------        ---------------------
       Total current liabilities                                       48,239                       41,019
                                                        ---------------------        ---------------------

Deferred revenue, noncurrent                                              222                          124
                                                        ---------------------        ---------------------

Stockholders' equity:
 Common stock                                                             182                          181
 Additional paid-in capital                                           130,783                      130,136
 Cumulative translation adjustment                                        (87)                         (58)
 Accumulated deficit                                                 (125,600)                    (120,822)
       Treasury stock, at cost; 432,000 shares                         (2,726)                      (2,726)
                                                        ---------------------        ---------------------
       Total stockholders' equity                                       2,552                        6,711
                                                        ---------------------        ---------------------

       Total liabilities & stockholders' equity         $              51,013        $              47,854
                                                        =====================        =====================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                        ---------------------        ---------------------
                                                          2000         1999            2000         1999
                                                        --------     --------        --------     --------
Total revenues                                          $ 17,672     $ 18,441        $ 35,001     $ 36,801

Costs and expenses:
     Cost of revenues                                      7,605        7,616          15,171       15,336
     Customer support expenses                             1,345        1,226           2,843        2,519
     Development expenses                                  2,384        2,146           5,627        4,485
     Sales and marketing expenses                          7,685        7,807          17,451       15,744
     General and administrative expenses                   1,420          723           4,013        1,450
     Merger, disposition and other charges                  (453)           -            (453)           -
                                                        --------     --------        --------     --------
          Total costs and expenses                        19,986       19,518          44,652       39,534
                                                        --------     --------        --------     --------
Loss from operations                                      (2,314)      (1,077)         (9,651)      (2,733)

     Interest income and other, net                          275          456             504          888
                                                        --------     --------        --------     --------
Loss from continuing operations before provision for
  Income taxes                                            (2,039)        (621)         (9,147)      (1,845)

     Provision for income taxes                               15           18              39           51
                                                        --------     --------        --------     --------

     Net loss from continuing operations                  (2,054)        (639)         (9,186)      (1,896)

     Loss from discontinued operations, net                    -       (1,972)         (1,859)      (3,900)
     Net gain on disposal of Individual.com, Inc.            773            -           6,267            -
                                                        --------     --------        --------     --------
     Income (loss) from discontinued operations              773       (1,972)          4,408       (3,900)
                                                        --------     --------        --------     --------

Net Loss                                                $ (1,281)    $ (2,611)       $ (4,778)    $ (5,796)
                                                        ========     ========        ========     ========

Basic and diluted net loss per share
     Continuing operations                              $  (0.12)    $  (0.04)       $  (0.52)    $  (0.11)
     Discontinued operations                                0.04        (0.11)           0.24        (0.22)
                                                        --------     --------        --------     --------
          Total                                         $  (0.08)    $  (0.15)       $  (0.28)    $  (0.33)
                                                        ========     ========        ========     ========

Weighted average common shares outstanding                17,696       17,351          17,690       17,328
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                            --------------------------------------------------
                                                                                    2000                          1999
                                                                            ---------------------        ---------------------
Cash flows from operating activities:
  Net loss                                                                  $              (4,778)       $              (5,797)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                                          2,435                        1,972
     Gain from disposal of Individual.com, Inc.                                            (5,494)                           -
     Gain on disposal of property and equipment                                                 -                            -
     Changes in assets and liabilities:
         Accounts receivable                                                               (2,217)                       1,031
         Prepaid expenses and deposits                                                     (1,301)                         (54)
         Accounts payable and accrued expenses                                              2,926                       (2,887)
         Deferred revenue                                                                   4,319                        2,900
                                                                            ---------------------        ---------------------
     Net cash used in operating activities                                                 (4,110)                      (2,835)
                                                                            ---------------------        ---------------------

Cash flows from investing activities:
  Net proceeds from disposal of Individual.com, Inc.                                        4,368                            -
  Decrease in investments, net                                                                  -                        3,782
  Purchases of property and equipment                                                      (1,023)                      (1,835)
  Decrease in other assets                                                                      3                            4
                                                                            ---------------------        ---------------------
          Net cash provided by investing activities                                         3,348                        1,951
                                                                            ---------------------        ---------------------


Cash flows from financing activities:
  Proceeds from issuances related to stock plans, including tax benefits                      648                        1,217
  (Increase) Decrease in long-term obligations                                                 98                         (355)
  Purchase of treasury stock                                                                    -                         (484)
  Principal payments under capital leases                                                    (229)                        (250)
                                                                            ---------------------        ---------------------
          Net cash provided by financing activities                                           517                          128
                                                                            ---------------------        ---------------------

Effect of exchange rate on cash and cash equivalents                                          (29)                        (114)
                                                                            ---------------------        ---------------------

Decrease in cash and cash equivalents                                                        (274)                        (870)
Cash and cash equivalents, beginning of period                                             20,278                       37,808
                                                                            ---------------------        ---------------------

Cash and cash equivalents, end of period                                    $              20,004        $              36,938
                                                                            =====================        =====================

Supplemental disclosure of cash flow information:
       Cash paid for income taxes                                           $                  31        $                  44
                                                                            =====================        =====================
       Cash paid for interest                                               $                  16        $                  42
                                                                            =====================        =====================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Nature of the Business

  NewsEdge Corporation ("the Company") is a leading provider of eContent applications for business web sites and enterprise intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value-added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

  NewsEdge Corporation is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East.

  On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. The Company incurred costs of $1.4 million, comprised of legal, employee retention and acquisition-related expenses charged to operations during the first quarter of 2000. During the second quarter of 2000, the Company incurred an additional $668,000 relating to remaining employee retention expenses.

  In March 2000, the Company's Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure the Company has moved into the eContent business marketplace by offering competitive eContent applications for business web sites and enterprise intranets. eContent is the constantly changing information required for web-sites to encourage and foster high frequency usage and support other web-based interactions. The Company believes that syndicated eContent and contextual commerce (the ability to map business content to transaction opportunities) offerings, in addition to providing infrastructure and solution applications to the Company's clients, will allow the Company to drive traffic and commerce on its client's web sites. The Company incurred $2,066,000 of non-recurring expenses charged to operations as of June 30, 2000 related to transitioning the Company to its new strategic direction. These costs were comprised primarily of asset write-offs and reserves.


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

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective in the fourth quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.


3.  Discontinued Operations

  On February 18, 2000, the Company entered into a purchase and sale agreement to sell its ownership interest in its wholly owned subsidiary, Individual.com, Inc. Upon the initial closing, the Company sold 80% of its ownership interest in Individual.com, Inc. for a purchase price of $8,000,000 payable by $2,500,000 in cash and $5,500,000 in installment receivables payable through December 2000. Upon a second closing which is scheduled to occur in February 2001, the Company expects to receive an additional $2,000,000 in consideration for the remaining 20% ownership interest. The Company received $2,500,000 on both February 18, 2000 and May 1, 2000 representing the initial purchase and first installment balances due. Individual.com, Inc. operated the Company's single-worker news service business unit, which derives its revenues from targeted advertising and electronic commerce.

  The Company estimates a total gain on the sale of Individual.com totaling $8,267,000 before applicable income taxes. The Company also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale. The Company recorded $5,494,000 of the gain in February 2000. In the second quarter of 2000, the Company recorded an adjustment to the sale transaction expenses in the amount of $773,000. The Company expects to record the remainder of the gain in February 2001, when the second of the two closings is expected to occur.

  Subsequent to the close of the second quarter of 2000, the Company completed the sale of the remaining 20% of Individual.com. Under the terms of the new agreement, the Company will receive a $3.0 million payment on September 1, 2000, a $1.0 million payment on December 31, 2000 and the final $1.0 million payment on February 28, 2001. As a result of this agreement, the Company will report a gain in the third quarter of 2000 of approximately $2.0 million.

  The Company has presented the operating results of Individual.com, Inc. as discontinued operations for all periods presented. The Company has not restated the consolidated balance sheet for the net assets of Individual.com, Inc., which total $1.2 million at December 31, 1999. Included in these results are revenues from the Individual.com business for the three- and six month periods ending June 30, 2000 were $0 and $297,000, respectively, as compared to $1,137,000 and $2,156,000, respectively for the same periods in 1999.


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

  The Company pursues the market for news and current awareness through one primary line of business: the Enterprise business. The Enterprise business uses direct selling and telesales efforts and targets large organizations and individual websites. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate intranet or local area networks and to destination websites as a content service for visitors of those sites.

  In addition to the Enterprise business, the Company also reports a segment of Other, which consists of services which were phased out by the Company during 1999.

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

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                        ---------------------        ---------------------
                                                          2000         1999            2000         1999
                                                        ---------------------        ---------------------
                                                                          (in thousands)
Revenues:
   Enterprise                                           $ 17,672     $ 18,051        $ 35,001     $ 35,770
   Other                                                       -          390               -        1,031
                                                        ---------------------        ---------------------
        Total revenues                                  $ 17,672     $ 18,441        $ 35,001     $ 36,801
                                                        =====================        =====================

Loss from continuing operations before mergers,
dispositions and other charges, interest and income
taxes:
   Enterprise                                           $ (2,767)    $   (957)       $(10,104)    $ (2,661)
   Other                                                       -         (120)              -          (72)

Noncash expenses by segment:
   Enterprise                                           $    860     $    817        $  2,414     $  1,583
   Other                                                       -           21               -           48

5.   Comprehensive Income

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
(in thousands)
                                                    ----------------------------------------------------------
                                                          2000         1999            2000         1999
                                                    ----------------------------------------------------------
Comprehensive income (loss):
   Net loss                                             $ (1,281)    $ (2,611)       $ (4,778)    $ (5,797)
Other comprehensive income (loss):
   Foreign currency adjustment                              (106)         (70)            (29)        (114)
                                                    ----------------------------------------------------------

     Comprehensive loss                                 $ (1,387)    $ (2,681)       $ (4,807)    $ (5,911)
                                                    ==========================================================

6.   Earnings Per Share

  In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first six months of 2000 and 1999. Diluted earnings per share excludes shares issuable from the assumed exercise of 5,022,886 and 4,092,679 of stock options and warrants as of June 30, 2000 and 1999, respectively, as their effect would be antidilutive.

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

  The market for news and current awareness is pursued by the Company through its Enterprise business, which uses a direct selling effort and targets large organizations. The Enterprise services deliver news and information to large numbers of users within organizations through their corporate Intranet or local area networks and to destination websites as a content service for visitors of those sites. The Company's Enterprise revenues consist primarily of subscription fees related to the various Enterprise service offerings and eContent products and services. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales.

  Individual.com, Inc. operated the Company's single-worker news service business unit, which derived its revenues from targeted advertising and electronic commerce. On February 18, 2000, the Company, Office.com and Individual.com, Inc. entered into the purchase and sale agreement providing for the sale by the Company of all the issued and outstanding capital stock of Individual.com, Inc. to Office.com. An initial purchase and sale of 4,000,000 of the shares occurred on February 18, 2000. The purchase and sale of the remaining 1,000,000 shares shall occur no later than February 28, 2001.
Pursuant to the purchase agreement, the aggregate purchase price for the total 5,000,000 shares was $10,000,000 in cash payable in installments on February 18, 2000, May 1, 2000, December 26, 2000 and February 28, 2001.

  Subsequent to the close of the second quarter of 2000, the Company completed the sale of the remaining 20% of Individual.com. Under the terms of the new agreement, the Company will receive a $3.0 million payment on September 1, 2000, a $1.0 million payment on December 31, 2000 and the final $1.0 million payment on February 28, 2001. As a result of this agreement, the Company will report a gain in the third quarter of 2000 of approximately $2.0 million.

  The Company estimates a total gain on the sale of Individual.com totaling $8,267,000 before applicable income taxes. The Company also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale. The Company recorded $5,494,000 of the gain in February 2000. In the second quarter of 2000, the Company recorded and adjustment to the sale transaction in the amount of $773,000. The Company expects to record the remainder of the gain in February 2001, as the second of the two closings is expected to occur.

  In addition to the Enterprise business, the Company also reports a segment of "other" revenue, which consists of services which were phased out by the Company during 1999. The Company's "other" revenues consist primarily of subscription fees generated from sales of services. The Company now reports the Individual.com business as discontinued operations.

  Subscription agreements across all product segments are primarily for an initial term of twelve months, payable in advance, and are automatically renewable for successive one-year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Subscription revenues associated with these agreements are recognized ratably over the subscription term, beginning upon installation of the service. Accordingly, a substantial portion of the Company's revenues is recorded as deferred revenue.

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

  On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. The Company incurred costs of $1.4 million, comprised of legal, retention and acquisition related expenses charged to operations during the first quarter of 2000. During the second quarter of 2000, the Company incurred an additional $668,000 related to remaining employee retention expenses.

  In March 2000, the Company's Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure the Company has moved into the eContent business marketplace by offering competitive eContent applications for business web sites and enterprise intranets. eContent is the constantly changing information required for web-sites to encourage and foster high frequency usage and support other web-based interactions. The Company believes that syndicated eContent and contextual commerce (the ability to map business content to transaction opportunities) offerings, in addition to providing infrastructure and solution applications to the Company's clients, will allow the Company to drive traffic and commerce on its client's web sites. The Company incurred $2,066,000 of non-recurring expenses charged to operations as of June 30, 2000 related to transitioning the Company to its new strategic direction. These costs were comprised primarily of asset write-offs and reserves.


Results of Operations for the Three- and Six- Month Periods Ended June 30, 2000 as Compared to the Three-and Six- Month Periods Ended June 30, 1999

Revenues

  Total revenues for the three-month period ended June 30, 2000 decreased 3.8% to $17.7 million compared to $18.4 million for the same period in 1999. Total revenues for the six months ended June 30, 2000 decreased 4.9% to $35.0 million compared to $36.8 million during the same period in 1999. The decrease is primarily due to declines in revenues from both the Company's enterprise product line and other harvested lines.

  Enterprise revenue for the three-month period ended June 30, 2000 decreased 2.2% to $17.7 million as compared to $18.1 million in 1999. Enterprise revenue for the six months ended June 30, 2000 decreased 2.2% to $35.0 million as compared to $35.8 million for the same period in 1999. The decrease reflects disappointing new orders rates at the end of the fourth quarter of 1999 when our sales force was distracted by the impending RoweCom merger transaction and the highly competitive environment that has been affecting our enterprise business.

  Other revenues consist of revenues from product lines being terminated or de-emphasized by the Company. During the three- and six-months ended June 30, 1999 the Company recorded $390,000 and $1.0 million in other revenues, respectively. No amounts were recorded during the comparable period in 2000 as these product lines have been completely terminated by the Company.

Cost of revenues

  Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of the Company's services. Cost of revenues for the three-month period ended June 30, 2000 and 1999 remained constant at $7.6 million. Cost of revenues for the six month period ended June 30, 2000 decreased slightly to $15.2 million from $15.3 million for the same period in 1999. As a percentage of total revenues, cost of revenues for the three- and six-month periods ended June 30, 2000 increased to 43.0% and 43.4%, respectively from 41.1% and 41.6%, respectively for the same period in 1999. The percentage increases in the three- and six-month periods ended June 30, 2000 compared to the same periods in 1999 were primarily due to new fixed-price contracts with information providers.

  On a sequential basis, the gross margin as a percentage of revenue increased from 56.3% in the first quarter of 2000 to 57.0% in the second quarter of 2000, reflecting the initial impact of a larger percentage of the Company's sales coming from higher margin eContent business.

Customer support expenses

  Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three-month period ended June 30, 2000 increased 8.3% to $1.3 million as compared to $1.2 million for the same period in 1999. Customer support expenses for the six-month period ended June 30, 2000 increased 12% to $2.8 million as compared to $2.5 million for the same period in 1999. The increase in customer support expenses resulted primarily from higher headcount and related expenses. As a percentage of total revenues, customer support expenses for the three-month period ended June 30, 2000 increased to 7.6% from 6.6% in the same period in 1999. Excluding nonrecurring charges, customer support expenses for the six-month period ended June 30, 2000 were 8.0% of total revenues. As a percentage of total revenues, customer support expenses for the six-month period ended June 30, 2000 increased to 8.1% from 6.8% in the same period in 1999.

Development expenses

  Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month period ended June 30, 2000 increased 14.3% to $2.4 million as compared to $2.1 million for the same period in 1999. Development expenses for the six-month period ended June 30, 2000 increased 24.4% to $5.6 million as compared to $4.5 million for the same period in 1999. The increase for the six-month period ended June 30, 2000 was primarily due to $600,000 of expenses, which represent a write-off of a software asset, related to the Company's new strategic direction, and the remainder of the increase is due to new product development costs invested in the new strategy. As a percentage of total revenues, development expenses for the three-month period ended June 30, 2000 increased to 13.5% from 11.6% in the same period in 1999. Excluding nonrecurring charges, development expenses for the six-month period ended June 30, 2000 were 14.3% of total revenues. As a percentage of total revenues, development expenses for the six-month period ended June 30, 2000 increased to 16.1% from 12.2% in the same period in 1999.

Sales and marketing expenses

  Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended June 30, 2000 decreased 1.3% to $7.7 million as compared to $7.8 million for the same period in 1999. Sales and marketing expenses for the six-month period ended June 30, 2000 increased 11.5 % to $17.5 million as compared to $15.7 million for the same period in 1999. The increase for the six-month period ended June 30, 2000, was primarily comprised of $1.0 million of expenses related to the non-recurring charges for transitioning the Company to its new strategic direction, which included $400,000 for a reserve for bad debts. The remaining $800,000 of the increase in sales and marketing expenses were primarily due to higher investments and spending in domestic and international sales force and sales management headcount, related payroll expenses, and events. As a percentage of total revenues, sales and marketing expenses for the three-month period ended June 30, 2000 increased to 43.5% from 42.3% in the same period in 1999. Excluding nonrecurring charges, sales and marketing expenses for the six-month period ended June 30, 2000 were 47.1% of total revenues. As a percentage of total revenues, sales and marketing expenses for the six-month period ended June 30, 2000 increased to 49.9% from 42.8% in the same period in 1999.

  Sales and marketing expenses, however, declined in the second quarter of 2000 sequentially by $1.9 million from the first quarter of 2000, excluding nonrecurring items. This sequential decrease reflects headcount reductions, improved sale productivity and a higher percentage of the Company's selling resources being devoted to lower cost telesales efforts as part of its new eContent strategy.

General and administrative expenses

  General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended June 30, 2000 increased $677,000 to $1.4 million as compared to $723,000 for the same period in 1999. General and administrative expenses for the six-month period ended June 30, 2000 increased $2.5 million to $4.0 million as compared to $1.5 million for the same period in 1999. The increase for the six-month period ended June 30, 2000 was primarily a result of the terminated merger agreement with Rowecom of which $668,000 of employee retention expenses were incurred in the second quarter of 2000, and $1.4 million of expenses were incurred during the first quarter of 2000. The remainder of the increase was due to approximately $500,000 of expenses related to the nonrecurring charge for transitioning the Company to its new strategic direction. As a percentage of total revenues, general and administrative expenses for the three-month period ended June 30, 2000 increased to 8.0% from 3.9% in the same period in 1999. Excluding nonrecurring charges, general and administrative expenses for the three- and six-month period ended June 30, 2000 were both 4.3% of total revenues. As a percentage of total revenues, general and administrative expenses for the six-month period ended June 30, 2000 increased to 11.5% from 3.9% in the same period in 1999.

Operating loss

  Operating loss for the quarter ended June 30, 2000 was $2.3 million compared to $1.1 million for the same period in 1999. Excluding one-time items, the operating loss was $2.1 million, which represents an approximate 50% sequential reduction from the $3.9 million operating loss recorded in the first quarter of 2000, excluding one-time items. This sequential reduction is due to $343,000 sequential revenue increase and $1.6 million reduction in total expenses resulting from the Company's cost reduction efforts that began as part of its transition to the eContent strategy.

Merger, disposition and other expenses

  Merger, disposition and other related expenses for the three- and six-month period ended June 30, 2000 consisted of the reversal of acquisition-related reserves no longer deemed necessary by the Company. There were no merger, disposition and other related expenses during the three- and six-month periods ended June 30, 1999.

Interest income and other, net

  Interest income and other, net for the three- and six-month periods ended June 30, 2000 decreased to $275,000 and $504,000, respectively from $456,000 and $888,000, respectively for the same period in 1999. The decrease is due to a reduction in interest income associated with lower cash and investment balances.

Provision for income taxes

  The provision for income taxes for the three-and six-month periods ended June 30, 2000 decreased to $15,000 and $39,000, respectively from $18,000 and $51,000, respectively for the same period in 1999. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code of 1986, as amended. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Discontinued operations

  In February 2000, the Company's Board of Directors decided to sell its ownership interest in Indivdiual.com, Inc., due to the lack of growth in revenue, increase in expenses and ongoing funding. The Company has reported the historical operating results of its Individual.com business segment as discontinued operations. Revenues from the discontinued operations for the three-and six month periods ending June 30, 2000 were $0 and $297,000, respectively, (for the time period from January 1, 2000 to the February 18, 2000 disposal date) as compared to $1,137,000 and $2,156,000, respectively for the same periods in 1999. Revenues decreased as a result of the shorter reporting period and the decision by new management to convert from a mix of subscription fees and advertising revenue model to a advertising revenue only model. Expenses from discontinued operations for the three- and six-month period ended June 30, 2000, were $0 and $2.2 million, respectively (for the time period January 1, 2000 to the February 18, 2000 sale date to Winstar) compared to $3.1 million and $6.0 million, respectively for the same periods in 1999. See Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.

Net Loss

  The net loss for the three-month period ended June 30, 2000 was $1.3 million, or $0.08 per which compares to a net loss of $2.6 million, or $0.15 per share during the same period in 1999. The second quarter of 2000 results reflect the favorable impact of a $773,000 net gain relating to an adjustment to sale transaction expenses resulting from the February sale of 80% of the Company's equity interest in Individual.com, Inc. In addition, the results for the quarter ended June 30, 1999 include the operating loss from discontinued operations of approximately $2.0. As a result, the net loss from continuing operations increased to $2.1 million for the quarter ended June 30, 2000, or $0.12 per share, compared to $639,000, or $0.04 per share for the same period in 1999.

  The net loss for the six-month period ended June 30, 2000 was $4.8 million, or $0.28 per share, respectively, which compares to a net loss of $5.8 million, or $0.33 per share, respectively during the same period in 1999. The six-month ended June 30, 2000 results reflect the favorable impact of the $6.3 million net gain on the February sale of 80% of the Company's equity interest in Individual.com, Inc., offset by $1.9 million of operating loss from discontinued operations for the period prior to the sale. The net loss from continuing operations for the six-month period ended June 30, 2000 increased to $9.2 million, or $0.52 per share, compared to $1.9 million, or $0.10 per share for the same period in 1999. The increase resulted from two different nonrecurring charges taken in the first six months of 2000 totaling $4.1 million, of which $2.0 million was related to retention payments, transaction costs, and expenses incurred as part of the termination of the RoweCom, Inc. acquisition. An additional $2.1 million in asset write-offs and reserves associated with costs to be incurred in transitioning the Company to the new strategy were also recorded in the first quarter of 2000. Excluding all the year-to-date nonrecurring charges, net loss from continuing operations for the six months ended June 30, 2000 amounted to $5.5 million, which compares to a net loss of $1.9 million for the same period in 1999. The increase was due to a decline in revenue and increased expenses within sales and marketing and development.

Liquidity and Capital Resources

  The Company's cash and cash equivalents totaled $20.0 million at June 30, 2000, as compared to $20.3 million at December 31, 1999, a decrease of $300.000.

  The Company's operations used $4.1 million of cash in the six-months ended June 30, 2000. The use of cash in operations primarily resulted from the Company's net loss for the period, of which $1.9 million in operating losses were from the Individual.com, Inc. discontinued business. The Company's investing activities provided $3.3 million of cash for the period, due primarily to the $4.3 million net cash proceeds from the February 2000 sale of Individual.com, Inc., partially offset by approximately $1.0 million fixed asset purchases. The Company's financing activities provided $517,000 for the period, derived primarily from employee stock option exercises (including tax benefits).

  In connection with the sale of Individual.com Inc., the Company expects to receive an additional $5.0 million of which $3.0 million will be received on September 1, 2000, $1.0 million will be received on December 26, 2000 and the final $1.0 million will be received on February 28, 2001.

  The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

  On August 4, 2000, the Company consummated a sale of 868,234 shares of its Common Stock for an aggregate purchase price of $1,845,000. The sale was accomplished by a private placement of the Common Stock to primarily officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

  The Company believes that its current cash and cash equivalents, the expected proceeds from the sale of Individual.com, Inc., the just completed sale of common stock, and the impact of expense reduction programs will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

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

Management of Growth and Hiring of Additional Personnel

  The Company has experienced growth in its new eContent revenues and expansion of its operations which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced difficulty in recruiting and retaining qualified personnel. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition.

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

Future Operating Results Uncertain

  The Company's ability to increase its revenues will depend upon its ability to expand its sales force, increase sales to new customers and penetration into existing customers, as well as its ability to successfully implement its plans to provide digital eContent to business web-sites. In addition, as of June 30, 2000, the Company had an accumulated deficit of approximately $125.6 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.


   On May 31, 2000, the Company received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that, as of March 31, 2000, the Company was not in compliance with the net tangible assets maintenance standards required for continued listing on the Nasdaq National Market System. The Company thereafter requested a hearing before a Nasdaq panel to evaluate the Company's ability to satisfy the maintenance standards established by Nasdaq and that hearing has been scheduled for August 10, 2000. If the Nasdaq panel makes an adverse determination regarding the Company's continued listing, the Company's stock may not continue to be listed on the Nasdaq National Market System. In that circumstance, the Company will seek to have its Common Stock continue to be listed on Nasdaq's Small Cap Market or on another appropriate trading exchange or market. The failure of the Company's Common Stock to remain listed on the Nasdaq National Market or Nasdaq Stock Market could adversely affect the liquidity of the Company's Common Stock.

Dependence on Continued Growth in Use of the Internet

  The Company distributes certain services across multiple delivery platforms, including the Internet, private networks based on Lotus Notes and other groupware products, electronic mail, and facsimile. Sales of certain of the Company's services depend upon the adoption of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of and interest in the Internet is a recent phenomenon. As a result, there can be no assurance that communication or commerce over the Internet will continue to develop at historical rates or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Laws and regulations that address issues such as user privacy, pricing and the characteristics of and quality of products or services are becoming more prevalent. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the web and the Company's online services. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

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

Dependence on News Transmission Sources

  The Company's news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news and information transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these four vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through one of two methods:

      . an arrangement between the Company and WAVO Corporation, a common carrier communications vendor, or

      . the Company's own NewsEdge Network, a proprietary entitlement and delivery system launched in the fall of 1998 that takes advantage of both leased line and Internet delivery.

  WAVO presently also markets services that compete directly with those of the Company. WAVO is also the communications provider for many newswires offered by the Company through NewsEdge services. The Company's agreement with WAVO expires on December 31, 2002. This agreement can be terminated earlier in the event of a material breach by the Company of the agreement. If the agreement with WAVO were terminated on short notice, or if WAVO were to encounter technical or financial difficulties adversely affecting its ability to continue to perform under the agreement or otherwise, the Company's business could be materially and adversely affected. The Company believes that if WAVO were unable to fulfill its obligations, other sources of retransmission would be available to the Company including the NewsEdge Network, although the transition from WAVO to those sources could result in delays or interruptions of service that could have a material adverse affect on the Company's business, results of operations and financial condition. WAVO did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of the Company's customers. The interruption was resolved in approximately ten days and did not have a material impact on the Company's financial results.

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

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective in the fourth quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of June 30, 2000, the Company did not use derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Exchange Risk

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to non-dollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of June 30, 2000, the assets and liabilities of the Company related to non-dollar-denominated currencies was not material.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders was held on June 15, 2000. Holders of an aggregate of 18,148,535 shares at the close of business on April 15, 2000 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:

Proposal I. To re-elect Messrs. Rory J. Cowan and William A. Devereaux and to elect Messr. Murat H. Davidson to the Board of Directors for a three-year term.

                            Total Vote for    Total Vote Against      Abstentions from      Broker
      Director Name         Proposal              Proposal I              Proposal I       Non-votes
-----------------------------------------------------------------------------------------------------------
Rory J. Cowan                    15,605,421         582,618                  N/A               N/A
William A. Devereaux             15,696,119         591,920                  N/A               N/A
Murat H. Davidson                15,635,216         552,832                  N/A               N/A

  Messrs. Clifford M. Pollan, Peter Woodward and Michael E. Kolowich will continue to hold office until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs., James D. Daniell and Basil P. Regan will continue to hold office until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal

Proposal II. To approve a further increase of 1,537,600 shares for issuance under the Company's 1995 Stock Plan.

Total Vote for        Total Vote Against        Abstentions from       Broker Non-
Proposal I                Proposal II              Proposal II            votes
----------------------------------------------------------------------------------------
  7,828,338                 1,246,058                 6,807             7,106,836

Proposal III.  To approve the 2000 Non-Officer and Non-Director Stock Plan.

Total Vote for        Total Vote Against        Abstentions from       Broker Non-
Proposal I                Proposal II              Proposal II            votes
----------------------------------------------------------------------------------------
  7,826,210                1,244,177                 10,816             7,106,836

Proposal IV. To ratify the selection of the firm of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000.

Total Vote for        Total Vote Against        Abstentions from       Broker Non-
Proposal I               Proposal II               Proposal II           votes
----------------------------------------------------------------------------------------
    16,155,507           19,508                     13,024                 N/A

Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)     Exhibits.

         27.1 - Financial Data Schedule for the three-month period ended June 30, 2000

6(b)     REPORTS ON FORM 8-K

         None

                     NEWSEDGE CORPORATION AND SUBSIDIARIES



                                   SIGNATURE

  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NEWSEDGE CORPORATION
                                                    (Registrant)



Date:  August 7, 2000                           /s/   Ronald Benanto
                                                ------------------------------
                                                Ronald Benanto
                                                Vice President - Finance and CFO

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------

2.1 -- Amendment No. 1 dated August 1, 2000 to Stock Purchase Agreement dated February 18, 2000 by and among the Company, Office.com Inc. and Individual.com, Inc.

10.1 --  2000 Non-Officer and Non-Director Stock Plan (filed as Annex B to the
-------  ---------------------------------------------------------------------
         Company's Proxy Statement filed pursuant to Section 14(A) of the
         ----------------------------------------------------------------
         Securities and Exchange Act of 1934 on May 22, 2000 and incorporated herein by reference)
         ----------------------------------------------------

27.1 --  Financial Data Schedule for June 30, 2000