Form 10-Q
period 2000-09-30
NEWSEDGE CORP
filed 2000-11-14
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   September 30, 2000
                                  ------------------

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
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                    Outstanding at October 31, 2000
-------------------                    -------------------------------

Common Stock, par value $.01           18,602,527

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                          Page Number
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                                    3

         Condensed Consolidated Statements of Operations
                  for the three and nine months ended September 30, 2000 and 1999             4

         Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and 1999                       5

         Notes to the Condensed Consolidated Financial Statements                             6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                       11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                          16


PART II - OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds

Item 6(a)  Exhibits                                                                          24

Item 6(b)  Reports on Form 8-K                                                               24

Signature                                                                                    25

Exhibit Index                                                                                26

PART I - FINANCIAL INFORMATION
ITEM 1

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                   September 30,             December 31,
                                                                        2000                    1999
                                                                   ------------              ------------
ASSETS                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                       $     19,905              $     20,278
   Accounts receivable                                                   11,469                    11,280
   Due from WinStar (Note 3)                                              2,000                        --
   Prepaid expenses and deposits                                          5,549                     5,132
                                                                   ------------              ------------
      Total current assets                                               38,923                    36,690
                                                                   ------------              ------------
Property and equipment, net                                               7,891                     9,398
                                                                   ------------              ------------
Other assets                                                              1,122                     1,766
                                                                   ------------              ------------
      Total assets                                                 $     47,936              $     47,854
                                                                   ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $      4,924              $      2,869
   Accrued expenses                                                      13,200                    14,837
   Deferred revenue, current                                             24,322                    23,010
   Current portion of long-term obligations                                  24                       303
                                                                   ------------              ------------
      Total current liabilities                                          42,470                    41,019
                                                                   ------------              ------------
Deferred revenue, noncurrent                                                 77                       124
                                                                   ------------              ------------
Stockholders' equity:
   Common stock                                                             190                       181
   Additional paid-in capital                                           132,581                   130,136
   Cumulative translation adjustment                                       (184)                      (58)
   Accumulated deficit                                                 (124,472)                 (120,822)
   Treasury stock, at cost; 432,000 shares                               (2,726)                   (2,726)
                                                                   ------------              ------------
      Total stockholders' equity                                          5,389                     6,711
                                                                   ------------              ------------
      Total liabilities & stockholders' equity                     $     47,936              $     47,854
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

                      NEWSEDGE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (in thousands, except per share data)

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                              --------------------------     ---------------------------
                                                                  2000            1999            2000            1999
                                                              ----------      ----------     -----------     -----------
Total revenues                                                $   17,868      $   18,749     $    52,869     $    55,550

Costs and expenses:
            Cost of revenues                                       6,736           7,387          21,907          22,723
            Customer support expenses                              1,265           1,182           4,108           3,701
            Development expenses                                   2,313           2,012           7,940           6,497
            Sales and marketing expenses                           7,634           7,493          25,085          23,237
            General and administrative expenses                      966             735           4,979           2,185
            Merger, disposition and other charges                   --                --            (453)             --
                                                              ----------      ----------     -----------     -----------
             Total costs and expenses                             18,914          18,809          63,566          58,343
                                                              ----------      ----------     -----------     -----------

Loss from operations                                              (1,046)            (60)        (10,697)         (2,793)

            Interest income and other, net                           284             389             788           1,277
                                                              ----------      ----------     -----------     -----------
Income (loss) from continuing operations before
  provision for income taxes                                        (762)            329          (9,909)         (1,516)

            Provision for income taxes                               127              15             166              67
                                                              ----------      ----------     -----------     -----------
            Net income (loss) from continuing operations            (889)            314         (10,075)         (1,583)

            Loss from discontinued operations, net                    --          (4,056)         (1,859)         (7,956)
            Net gain on disposal of Individual.com, Inc.           2,017              --           8,284              --
                                                              ----------      ----------     -----------     -----------
            Income (loss) from discontinued operations             2,017          (4,056)          6,425          (7,956)
                                                              ----------      ----------     -----------     -----------

Net income (loss)                                             $    1,128      $   (3,742)    $    (3,650)    $    (9,539)
                                                              ==========      ==========     ===========     ===========

Basic and diluted net income (loss) per share
            Continuing operations                             $    (0.05)     $     0.02     $     (0.56)    $     (0.09)
            Discontinued operations                                 0.11           (0.24)           0.36           (0.46)
                                                              ----------      ----------     -----------     -----------
             Total                                            $     0.06      $    (0.22)    $     (0.20)    $     (0.55)
                                                              ==========      ==========     ===========     ===========

Weighted average common shares outstanding - Basic                18,251          17,333          17,877          17,330
                                                              ==========      ==========     ===========     ===========
Weighted average common shares outstanding - Diluted              18,303          17,333          17,877          17,330
                                                              ==========      ==========     ===========     ===========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                     2000               1999
                                                                                   --------           --------
Cash flows from operating activities:
     Net loss                                                                      $ (3,650)          $ (9,539)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                                3,333              2,965
         Gain on disposal of Individual.com, Inc.                                    (8,284)                --
         Changes in assets and liabilities:
             Accounts receivable                                                       (966)             1,824
             Prepaid expenses and deposits                                             (417)            (3,561)
             Accounts payable and accrued expenses                                    1,006               (418)
             Deferred revenue                                                         1,293             (1,938)
                                                                                   --------           --------
         Net cash used in operating activities                                       (7,685)           (10,667)
                                                                                   --------           --------
Cash flows from investing activities:
     Net proceeds from disposal of Individual.com, Inc.                               7,385                 --
     Purchases of property and equipment                                             (2,080)            (3,318)
     Decrease (increase) in other assets                                                  5               (536)
     Decrease in investments, net                                                        --              3,782
                                                                                   --------           --------
         Net cash provided by (used in) investing activities                          5,310                (72)
                                                                                   --------           --------
Cash flows from financing activities:
     Proceeds from private placement, net of issuance costs                           1,782                 --
     Proceeds from issuances related to stock plans, including tax benefits             672              1,500
     Principal payments under capital leases                                           (279)              (340)
     Decrease in long-term obligations                                                  (47)              (415)
     Purchase of treasury stock                                                          --               (675)
                                                                                   --------           --------
         Net cash provided by financing activities                                    2,128                 70
                                                                                   --------           --------

Effect of exchange rate on cash and cash equivalents                                   (126)               (85)
                                                                                   --------           --------
Decrease in cash and cash equivalents                                                  (373)           (10,754)
Cash and cash equivalents, beginning of period                                       20,278             37,808
                                                                                   --------           --------
Cash and cash equivalents, end of period                                           $ 19,905           $ 27,054
                                                                                   ========           ========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                                    $     55           $     60
                                                                                   --------           --------
     Cash paid for interest                                                        $      8           $     56
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Nature of the Business

     NewsEdge Corporation ("the Company" or "NewsEdge") is a leading provider of eContent applications for business web sites and enterprise intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value-added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

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

     In March 2000, the Company's Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure, the Company has moved into the eContent business marketplace by offering competitive eContent applications for business web sites and enterprise intranets. eContent is the constantly changing information required for web-sites to encourage and foster high frequency usage and support other web-based interactions. The Company believes that syndicated eContent and contextual commerce (the ability to map business content to transaction opportunities) offerings, in addition to providing infrastructure and solution applications to the Company's clients, will allow the Company to drive traffic and commerce on its client web sites. The Company incurred $2.1 million of non-recurring expenses during the nine months ended September 30, 2000 related to transitioning the Company to its new strategic direction. These costs were comprised primarily of asset write-offs and reserves.


2    Significant Accounting Policies

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

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB), Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situation, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have any effect on the accompanying financial statements.

3.   Discontinued Operations

     On February 18, 2000, the Company entered into a purchase and sale agreement to sell its ownership interest in its wholly owned subsidiary, Individual.com, Inc. Upon the initial closing, the Company sold 80% of its ownership interest in Individual.com, Inc. for a purchase price of $8.0 million payable in installments receivable through December 2000, of which the Company received $2.5 million in February 2000 and $2.5 million in May 2000. The purchase and sale of the remaining 20% of Individual.com, Inc., which was due to be completed on February 28, 2001, was completed on August 1, 2000, under the terms of an amended agreement, pursuant to which the Company received a $3.0 million payment in September 2000 and is due to receive final payments of $1.0 million on December 26, 2000 and $1.0 million on February 28, 2001.

     In the third quarter of 2000, the Company recorded the remaining $2.0 million gain on the sale transaction based on the sale of the remaining 20% of Individual.com, Inc. The Company has recorded a net gain on the sale of Individual.com totaling $6.3 million in prior quarters. The Company also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale.

     The Company has presented the operating results of Individual.com, Inc. as discontinued operations for all periods presented. Included in these results are revenues from the Individual.com business for the three- and nine-month periods ending September 30, 2000 of $0 and $297,000, respectively, as compared to $945,000 and $3.1 million, respectively for the same periods in 1999. The Company has not restated the consolidated balance sheet for the net assets of Individual.com, Inc., which total $1.2 million at December 31, 1999.


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

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                               ---------------------            ---------------------
                                                                2000           1999              2000           1999
                                                               ---------------------            ---------------------
                                                                                   (in thousands)
Revenues:
   Enterprise                                                    $ 17,868    $ 18,465            $ 52,869    $ 54,235
   Other                                                               --         284                  --       1,315
                                                               ----------------------           ---------------------
        Total revenues                                           $ 17,868    $ 18,749            $ 52,869    $ 55,550
                                                               ======================           =====================
Loss from continuing operations before mergers,
dispositions and other charges, interest and income taxes:
   Enterprise                                                    $ (1,046)   $     94            $(10,697)   $ (2,567)
   Other                                                               --        (154)                 --        (226)

Noncash expenses by segment:
   Enterprise                                                    $    898    $    806            $  3,333    $  2,389
   Other                                                               --          21                  --          69

5.     Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
(in thousands)
                                                ---------------------------------------------------------------
                                                   2000             1999              2000             1999
                                                ---------------------------------------------------------------
Comprehensive income (loss):
   Net loss                                      $ 1,128           $(3,742)          $(3,650)          $(9,539)

   Other comprehensive income (loss):
     Foreign currency adjustment                     (97)               29              (126)              (85)
                                                ---------------------------------------------------------------

            Comprehensive loss                   $(1,031)          $(3,713)          $(3,776)          $(9,624)
                                                ===============================================================

6.     Earnings Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first nine months of 2000 and 1999. Diluted earnings per share for the three months ended September 30, 2000 was computed by dividing net income by the diluted weighted average number of common shares outstanding. Diluted earnings per share for the nine months ended September 30, 2000 excludes shares issuable from the assumed exercise of 5,337,200 and 4,121,673 of stock options and warrants as of September 30, 2000 and 1999, respectively, as their effect would be antidilutive.

7.     Private Placement

     On August 4, 2000, the Company consummated a sale of 868,234 shares of its common stock for an aggregate purchase price of $1,845,000. The purchase price was reduced by fees paid in connection with the private placement in the amount of $63,000. The sale was accomplished by a private placement of the Common Stock to primarily officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

ITEM 2

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies; (ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its service offerings; and (iv) the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results" contained herein.

Introduction and Overview

     NewsEdge Corporation (the "Company" or "NewsEdge") is a leading provider of eContent applications for business web sites and enterprise intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value added news over the Internet or customer Intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

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

     Individual.com, Inc. operated the Company's single-worker news service business unit, which derived its revenues from targeted advertising and electronic commerce. On February 18, 2000, the Company, Office.com and Individual.com, Inc. entered into the purchase and sale agreement providing for the sale by the Company of all the issued and outstanding capital stock of Individual.com, Inc. to Office.com. An initial purchase and sale of 4.0 million of the shares occurred on February 18, 2000. The purchase and sale of the remaining 1.0 million shares, or 20% of Individual.com, Inc. occurred on August 1, 2000. Under the terms of the amended stock purchase agreement, the Company, which had received installment payments of $2.5 million in February 2000 and $2.5 million in May 2000, received a $3.0 million payment in September 2000, and the Company is due to receive a $1.0 million payment on December 26, 2000 and a final payment of $1.0 million on February 28, 2001. In the third quarter of 2000, the Company recorded the remaining $2.0 million gain on the sale transaction based on the sale of the remaining 20% of Individual.com, Inc. The Company has recorded a net gain on the sale of Individual.com totaling $6.3 million in prior quarters. The Company also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale.

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

     On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. The Company incurred costs of $2.1 million, comprised of legal, retention and acquisition related expenses charged to operations for the nine-month period ended September 30, 2000.

     In March 2000, the Company's Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure, the Company has moved into the eContent business marketplace by offering competitive eContent applications for business web sites and enterprise intranets. eContent is the constantly changing information required for web-sites to encourage and foster high frequency usage and support other web-based interactions. The Company believes that syndicated eContent and contextual commerce (the ability to map business content to transaction opportunities) offerings, in addition to providing infrastructure and solution applications to the Company's clients, will allow the Company to drive traffic and commerce on its client's web sites. The Company incurred $2.1 million of non-recurring expenses charged to operations during the nine months ended September 30, 2000, which relate to transitioning the Company to its new strategic direction. These costs were comprised primarily of asset write-offs and reserves.

     Results of Operations for the Three- and Nine- Month Periods Ended September 30, 2000 as Compared to the Three-and Nine- Month Periods Ended September 30, 1999

Revenues

     Total revenues for the three-month period ended September 30, 2000 decreased 4.3% to $17.9 million compared to $18.7 million for the same period in 1999. Total revenues for the nine months ended September 30, 2000 decreased 4.9% to $52.9 million compared to $55.6 million during the same period in 1999. The decrease is primarily due to declines in revenues from both the Company's enterprise product line and other terminated lines.

     Total revenue, excluding terminated lines, for the three-month period ended September 30, 2000 decreased 3.2% to $17.9 million as compared to $18.5 million in 1999. Total revenue, excluding terminated lines, for the nine months ended September 30, 2000 decreased 2.4% to $52.9 million as compared to $54.2 million for the same period in 1999. The decreases reflect disappointing new orders rates at the end of the fourth quarter of 1999 when our sales force was distracted by the then impending RoweCom merger transaction and the highly competitive environments that has been affecting our enterprise business.

     Other revenues consist of revenues from product lines being terminated or de-emphasized by the Company. During the three- and nine-months ended September 30, 1999 the Company recorded $284,000 and $1.3 million in other revenues, respectively. No amounts were recorded during the comparable period in 2000 as these product lines have been completely terminated by the Company.

Cost of revenues

    Cost of revenues consists primarily of royalties paid to information providers, payroll and related expense for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of the Company's services. Cost of revenues for the three-month period ended September 30, 2000 decreased to $6.7 million from $7.4 million for the same period in 1999. Cost of revenues for the nine-month period ended September 30, 2000 decreased to $21.9 million from $22.7 million for the same period in 1999. As a percentage of total revenues, cost of revenues for the three-month period ended September 30, 2000 decreased to 37.7% from 39.4% during the same period in 1999. The percentage decrease in the three-month periods ended September 30, 2000 and 1999 was primarily due to the impact of the higher margin eContent business. As a percentage of total revenues, cost of revenues for the nine-month period ended September 30, 2000 increased to 41.4% from 40.9% for the same period in 1999. The percentage increase in the nine-month period ended September 30, 2000 compared to the same period in 1999 was primarily due to new fixed-price contracts with information providers.

    On a sequential basis, the gross margin as a percentage of revenue increased from 57.0% in the second quarter of 2000 to 62.3% in the third quarter of 2000, reflecting the continued impact of a larger percentage of the Company's sales coming from higher margin eContent business.

Customer support expenses

    Customer support expenses consist primarily of costs associated with technical support of the Company's installed base of customers. Customer support expenses for the three-month period ended September 30, 2000 increased 8.3% to $1.3 million as compared to $1.2 million for the same period in 1999. Customer support expenses for the nine-month period ended September 30, 2000 increased 11% to $4.1 million as compared to $3.7 million for the same period in 1999. The increase in customer support expenses resulted primarily from higher headcount and related expenses. As a percentage of total revenues, customer support expenses for the three-month period ended September 30, 2000 increased to 7.1% from 6.3% in the same period in 1999. Excluding nonrecurring charges, customer support expenses for the nine-month period ended September 30, 2000 were 7.7% of total revenues. As a percentage of total revenues, customer support expenses for the nine-month period ended September 30, 2000 increased to 7.8% from 6.7% in the same period in 1999.

Development expenses

    Development expenses consist primarily of costs associated with the design, programming, and testing of the Company's software and services. Development expenses for the three-month period ended September 30, 2000 increased 15% to $2.3 million as compared to $2.0 million for the same period in 1999. Development expenses for the nine-month period ended September 30, 2000 increased 21.5% to $7.9 million as compared to $6.5 million for the same period in 1999. The increase for the nine-month period ended September 30, 2000 was primarily due to $600,000 of expenses, which represent a write-off of a software asset, related to the Company's new strategic direction, and the remainder of the increase was due to investment in new product development related to the Company's new strategy. As a percentage of total revenues, development expenses for the three-month period ended September 30, 2000 increased to 12.9% from 10.7% in the same period in 1999. Excluding nonrecurring charges, development expenses for the nine-month period ended September 30, 2000 were 13.9% of total revenues. As a percentage of total revenues, development expenses for the nine-month period ended September 30, 2000 increased to 15.0% from 11.7% in the same period in 1999.

Sales and marketing expenses

    Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended September 30, 2000 increased 1.3% to $7.6 million as compared to $7.5 million for the same period in 1999. Sales and marketing expenses for the nine-month period ended September 30, 2000 increased 8.2 % to $25.1 million as compared to $23.2 million for the same period in 1999. The increase for the nine-month period ended September 30, 2000, was primarily comprised of $1.0 million of expenses related to the non-recurring charges for transitioning the Company to its new strategic direction, which included $400,000 for a reserve for bad debts. The remaining $900,000 of the increase in sales and marketing expenses was primarily due to increased investments and spending in domestic and international sales force and sales management headcount, related payroll expenses, events and direct mail campaigns. As a percentage of total revenues, sales and marketing expenses for the three-month period ended September 30, 2000 increased to 42.7% from 40.0% in the same period in 1999. Excluding nonrecurring charges, sales and marketing expenses for the nine-month period ended September 30, 2000 were 45.6% of total revenues. As a percentage of total revenues, sales and marketing expenses for the nine-month period ended September 30, 2000 increased to 47.4% from 41.8% in the same period in 1999.

General and administrative expenses

    General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended September 30, 2000 increased $231,000 to $966,000 as compared to $735,000 for the same period in 1999. General and administrative expenses for the nine-month period ended September 30, 2000 increased $2.8 million to $5.0 million as compared to $2.2 million for the same period in 1999. The increase for the nine-month period ended September 30, 2000 was primarily a result of costs related to the terminated merger agreement with RoweCom amounting to $2.1 million. The remainder of the increase was due to approximately $500,000 of expenses related to the nonrecurring charge for transitioning the Company to its new strategic direction. As a percentage of total revenues, general and administrative expenses for the three-month period ended September 30, 2000 increased to 5.4% from 3.9% in the same period in 1999. Excluding nonrecurring charges, general and administrative expenses for the nine-month period ended September 30, 2000 were 4.7% of total revenues. As a percentage of total revenues, general and administrative expenses for the nine-month period ended September 30, 2000 increased to 9.4% from 3.9% in the same period in 1999.

Loss from Operations

    Operating loss for the quarter ended September 30, 2000 was $1.0 million compared to a loss of $60,000 for the same period in 1999. The $1.0 million operating loss in the third quarter of 2000 represents approximately a 50% sequential reduction from the $2.1 million loss in the second quarter of 2000, which excludes one-time items. This sequential reduction is due to approximately $200,000 sequential revenue increase and approximately $850,000 reduction in total expenses. The expense reduction is a result of the Company's cost reduction efforts that began as part of its transition to the eContent strategy and the improved gross margin from the Company's eContent business.

Merger, disposition and other expenses

    Merger, disposition and other related expenses for the nine-month period ended September 30, 2000 consist of the reversal of acquisition-related reserves no longer deemed necessary by the Company. There were no merger, disposition and other related expenses during the nine-month period ended September 30, 1999.

Interest income and other, net

    Interest income and other, net for the three- and nine-month periods ended September 30, 2000 decreased to $284,000 and $788,000, respectively from $389,000 and $1,277,000, respectively for the same periods in 1999. The decrease is due to a reduction in interest income associated with lower cash and investment balances.

Provision for income taxes

    The provision for income taxes for the three- and nine-month periods ended September 30, 2000 increased to $127,000 and $166,000, respectively from $15,000 and $67,000, respectively for the same period in 1999. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code of 1986, as amended. The Company has not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as the Company has concluded that it is not likely such deferred tax asset would be realized.

Discontinued operations

    In February 2000, the Company's Board of Directors decided to sell its ownership interest in Indivdiual.com, Inc., due to the lack of growth in revenue, increase in expenses and ongoing funding. The Company has reported the historical operating results of its Individual.com business segment as discontinued operations. Revenues from the discontinued operations for the three-and nine month periods ending September 30, 2000 were $0 and $297,000, respectively, (for January 1, 2000 to the February 18, 2000 disposal date) as compared to $945,000 and $3,101,000, respectively for the same periods in 1999. Expenses from discontinued operations for the three- and nine-month periods ended September 30, 2000, were $0 and $2.2 million, respectively (for January 1, 2000 to the February 18, 2000 sale date to Winstar) compared to $5.0 million and $11.1 million, respectively for the same periods in 1999. See Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.

Net Income (Loss)

    The net income for the three-month period ended September 30, 2000 was $1.1 million, or $0.06 per share which compares to a net loss of $3.7 million, or $0.22 per share during the same period in 1999. The third quarter of 2000 results reflect the favorable impact of a $2.0 million net gain relating to the sale of the remaining 20% of Individual.com, Inc. on August 1, 2000. In addition, the results for the quarter ended September 30, 1999 include the operating loss from discontinued operations of approximately $4.1 million. As a result, the Company recorded a net loss from continuing operations of $889,000 for the quarter ended September 30, 2000, or $0.05 per share, compared to net income from continuing operations of $314,000, or $0.02 per share for the same period in 1999. The net loss from continuing operations was primarily due to decreased revenue in from in the third quarter of 2000 compared to the third quarter of 1999.

    The net loss from continuing operations of $889,000, in the third quarter of 2000 improved on a sequential basis by approximately 50.0% from the $1.8 million, net loss from continuing operations in the second quarter of 2000, excluding one-time items.

    The net loss for the nine-month period ended September 30, 2000 was $3.7 million, or $0.20 per share, which compares to a net loss of $9.5 million, or $0.55 per share, during the same period in 1999. The nine-month ended September 30, 2000 results reflect the favorable impact of the $8.3 million net gain on the sale of the Company's equity interest in Individual.com, Inc., offset by $1.9 million of operating loss from discontinued operations for the period prior to the sale. The net loss from continuing operations for the nine-month period ended September 30, 2000 increased to $10.1 million, or $0.56 per share, compared to $1.6 million, or $0.09 per share for the same period in 1999. The increase resulted from two nonrecurring charges taken in the first nine months of 2000 totaling $4.1 million, of which $2.0 million was related to retention payments, transaction costs, and expenses incurred as part of the termination of the RoweCom, Inc. acquisition. An additional $2.1 million charge relates to asset write-offs and reserves associated with costs to be incurred in transitioning the Company to the new strategy. Excluding all the year-to-date nonrecurring charges, net loss from continuing operations for the nine months ended September 30, 2000 was $6.0 million, which compares to a net loss of $1.6 million for the same period in 1999. The increase in the net loss was due to declines in revenue and interest income in addition to increased expenses primarily within sales and marketing and development.

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $19.9 million at September 30, 2000, as compared to $20.3 million at December 31, 1999, a decrease of $400,000.

    The Company's operations used $7.7 million of cash in the nine-months ended September 30, 2000. The use of cash in operations primarily resulted from the Company's net operating loss for the period, of which $1.9 million was from Individual.com, Inc. (a discontinued business). These amounts were partially offset by depreciation and amortization expense. The Company's investing activities provided $5.3 million of cash for the period, due primarily to the $7.4 million net cash proceeds from the sale of Individual.com, Inc., partially offset by approximately $2.1 million fixed asset purchases. The Company's financing activities provided $2.1 million for the period, derived primarily from year-to-date stock option exercises and a sale of 868,234 shares of its common stock consummated on August 4, 2000 in which the Company received $1,782,000. The sale was accomplished by a private placement of the Common Stock to primarily officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

    In connection with the sale of Individual.com Inc., the Company expects to receive an additional $2.0 million of which $1.0 million is due on December 26, 2000 and the final $1.0 million is due on February 28, 2001.

    The Company continues to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although the Company has not entered into any commitments or negotiations with respect to any such transactions.

    On August 4, 2000, the Company consummated a sale of 868,234 shares of its Common Stock for an aggregate purchase price of $1,845,000. The purchase price was reduced by fees paid in connection with the private placement in the amount of $63,000. The sale was accomplished by a private placement of the Common Stock to primarily officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

    The Company believes that its current cash and cash equivalents, the final proceeds from the sale of Individual.com, Inc., and the impact of expense reduction programs will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.


Certain Factors Affecting Future Operating Results

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Actual results could differ materially as a result of a variety of factors. The discussion highlights some of the risks, which may affect future operating results.

Management of Growth and Hiring of Additional Personnel

    The Company has experienced growth in its new eContent revenues and expansion of its operations, which have placed significant demands on the Company's management, development, sales and customer support staff. Continued growth will require the Company to hire and retain more development, selling and customer support personnel. The Company has at times experienced difficulty in recruiting and retaining qualified personnel. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect the Company's ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations, which could in turn, materially adversely affect its business, operating results and financial condition.

Fluctuations in Quarterly Results

     The Company's quarterly operating results may fluctuate significantly in the future depending on factors such as:

 .    demand for its services;

 .    changes in service mix;

 .    the size, timing and renewal of contracts with corporate customers and content providers;

 .    the effects of new service announcements by the Company and its competitors;

 .    the performance of the Company's technology;

 .    the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis; and

 .    the level of product and price competition.

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

Future Operating Results Uncertain

     The Company's ability to increase its revenues will depend upon its ability to expand its sales force, increase sales to new customers and penetration into existing customers, as well as its ability to successfully implement its plans to provide digital eContent to business web-sites. In addition, as of September 30, 2000, the Company had an accumulated deficit of approximately $124.5 million. The time required for the Company to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or be profitable on a quarterly or annual basis.

     On May 31, 2000, the Company received a notice from the NASDAQ Stock Market, Inc. ("NASDAQ") indicating that, as of March 31, 2000, the Company was not in compliance with the net tangible assets maintenance standards required for continued listing on the NASDAQ National Market System. The Company attended a hearing before a NASDAQ panel to evaluate the Company's ability to satisfy the maintenance standards established by NASDAQ. On August 24, 2000, the Company received notice that the Company's stock will continue to be traded on the NASDAQ National Market System.

Limited Operating History in eContent Business

     Because the Company commenced its strategic expansion into its eContent line of business in May 2000, it has limited financial and operating data and a limited operating history relevant to its eContent business. Accordingly, it is difficult to evaluate the prospects of the Company's eContent business. The Company's eContent business model is unproven, which creates a risk that its performance will not meet the expectations of investors and that the value of the Company's common stock will decline.

Dependence on Continued Growth in Use of the Internet

     The Company distributes certain services across multiple delivery platforms, including the Internet, private networks based on Lotus Notes and other groupware products and electronic mail. Because the Company recently expanded its strategic focus to target operators of commercial web-sites, demand for its services will depend in large part on continued growth in the use of the Internet. There are critical issues concerning the commercial use of the Internet that remain unresolved. As a result, there can be no assurance that communication or commerce over the Internet will continue to develop at historical rates or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, timely development and commercialization of performance improvements or delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity. If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations, and financial condition could be materially adversely affected.

Legal Uncertainties and Governmental Regulation of the Internet Could Inhibit Growth of the Internet and E-Commerce

     Many legal questions relating to the Internet remain unsettled and these areas of uncertainty may be resolved in ways that damage the Company's business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that address issues such as user privacy, commerce, advertising and the characteristics of and quality of products or services are becoming more prevalent. As use of the Internet and the prevalence of e-commerce grow, there may be calls for further regulation such as more stringent consumer protection laws. In addition, the Company's distribution arrangements and customer contracts could subject it to the laws of foreign jurisdictions in unpredictable ways. These possibilities could affect the Company adversely in a number of ways. New regulation could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than the Company expects. Complying with new regulations could result in additional cost to the Company, which could reduce its margins, or it could leave the Company at risk of potentially costly legal action. The Company may be affected indirectly by legislation that fundamentally alters the practicality or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Regulators continue to evaluate the best telecommunications policy regarding the transmission of Internet traffic.

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

     .    eContent providers such as ScreamingMedia.com, Inc., iSyndicate and
          WAVO:

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

Dependence on Cooperative Marketing Arrangements

   The Company has entered into certain cooperative marketing agreements and informal arrangements with software vendors, web-site sponsors and operators of online services, including Microsoft, Netscape, Yahoo! and Dow Jones. These companies presently market services that compete directly with those of the Company. If the Company's marketing activities with such companies were terminated, reduced, curtailed, or otherwise modified, the Company may not be able to replace or supplement such efforts alone or with others. If these companies were to develop and market their own business information services or those of the Company's competitors, the Company's business and results of operations and financial condition may be materially and adversely affected.

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

Dependence on News Transmission Sources

     The Company's news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news and information transmission is within the control of the Company, and the loss or significant disruption of any of them could have a material adverse effect on the Company's business. Many newswire providers have established their own broadcast communications networks using one or more of these four vehicles. In these cases, the Company's role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to the Company news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through one of two methods:

       . an arrangement between the Company and WAVO Corporation, a common carrier communications vendor; or

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

Protection and Potential Loss of the Company's Proprietary Rights and Intellectual Property

     The Company is heavily dependent upon proprietary technology. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or services. The Company licensed the proprietary SMART filtering software, which is used as the filtering engine within the Company's news Refinery, from Cornell Research Foundation, Inc. ("Cornell University"). Under the terms of the license agreement with Cornell University, the Company had exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on the SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Provided that the Company does not default on the license agreement, the Company will retain a continuing worldwide, non-exclusive, perpetual royalty-free right to use the SMART software; and in addition, the Company owns, and will continue to own, all enhancements to the SMART software that it has developed. There can be no assurance, however, that Cornell University has not or will not license the SMART software to a third party, including a competitor of the Company. In addition, Cornell University may terminate the license agreement if the Company has materially breached the agreement and such breach remains uncured for 60 days after written notice of such breach has been given. If the license agreement for the SMART technology were to terminate, there can be no assurance that a replacement solution could be developed or acquired, on a timely basis or at all, and on favorable terms to the Company. Consequently, any termination of the Company's license agreement with Cornell University would have a material adverse effect on the Company's business, results of operations, and financial condition.

Potential Litigation of Third Party Claims Concerning the Infringement of Proprietary Right

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

Potential Liability for Information Transmitted

     The Company may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information it publishes through its services. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. The Company's insurance may not adequately protect it against these claims. In addition, the Company's proprietary software technologies enable it to deliver content received from participating content providers only to customers who have been authorized to access that content. The Company might inadvertently distribute content to a customer who is not authorized to receive it, which could subject it to a claim for damages from the information provider or harm to its reputation in the market place.

     Maintenance of Reputation and Name Recognition


     The Company believes that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining customers and employees. The Company also believes that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number of providers of Internet services. If the Company's reputation is damaged or if potential customers are not familiar with the Company, it may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of NewsEdge's name will depend largely on its success in continuing to provide effective services. If customers do not perceive NewsEdge services to be effective or of high quality, the Company's brand name and reputation will suffer.


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

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB), Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situation, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

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

Foreign Currency Exchange Risk

      As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to non-dollar-denominated operating expenses in Canada. The majority of Company sales are denominated in U.S. dollars. The Company has not determined what impact, if any, the introduction of the Euro will have on its foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of September 30, 2000, the assets and liabilities of the Company related to non-dollar-denominated currencies was not material.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

         On August 4, 2000 the Company consummated a sale of 868,234 shares of its common stock for an aggregate purchase price of $1,845,000 or $2.125 per share, such amount being equal to the last reported sale price reported on the Nasdaq National Market on August 4, 2000. In connection with the sale of its common stock, the Company also issued a series of warrants for a total of approximately 492,000 shares of Common Stock at an exercise price of $4.00 per share. The common stock and warrants were issued primarily to officers, directors and affiliates of the Company. The purchasers were (i) Regan Partners, LP, (ii) Regan International Fund, Ltd., (iii) The Wellcome Trust, (iv) Basil Regan , (v) Murat H. Davidson, Jr., (vi) H.G. Wellington, Custodian for the benefit of the Murat H Davidson, Jr. Rollover IRA, (vii) Michael Kolowich,
(viii) Clifford M. Pollan, (ix) Ronald Benanto, (x) Bart Farber and (xi) Rory Cowan. The common stock and warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrants were fully vested at the time of issuance and shall be void on August 4, 2004.


Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)     Exhibits.

         4.1, 10.1 - Form of Common Stock Warrant, dated August 4, 2000, issued by the Company to certain investors and schedule of warrant holders.

         10.2 - Form of Common Stock Purchase Agreement, dated August 4, 2000, between the Company and certain investors and schedule of investors.

         27.1 - Financial Data Schedule for the three-month period ended September 30, 2000.


6(b)     REPORTS ON FORM 8-K

            On August 7, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission , disclosing under Item 5 that the Company consummated a sale of 868,234 shares of its common stock on August 4, 2000 for an aggregate purchase price of approximately $1,845,000. The sale was accomplished by a private placement of the common stock primarily to officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

            On August 8, 2000, the Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission, disclosing under Item 5 that the Company, Office.com Inc and Individual.com, Inc., entered into an amendment to that certain stock purchase agreement, dated as of February 18, 2000, for the sale by the Company of its remaining 20% interest in Individual to Office.com, Inc on August 1, 2000, rather than February 28, 2001 as originally contemplated.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


SIGNATURE

   Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEWSEDGE CORPORATION
                                             (Registrant)





Date: November 14, 2000                      /s/ Ronald Benanto
                                             --------------------------------
                                             Ronald Benanto
                                             Vice President - Finance and CFO

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.                       Description
-----------                       -----------

4.1, 10.1      Form of Common Stock Warrant, dated August 4, 2000, issued by the
               Company to certain investors and schedule of warrant holders.

10.2 Form of Common Stock Purchase Agreement, dated August 4, 2000, between the Company and certain investors and schedule of investors.

27.1           Financial Data Schedule for September 30, 2000.