Form 10-K
period 2000-12-31
NEWSEDGE CORP
filed 2001-04-02
CIK 858912

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the fiscal year ended: December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 2001, was approximately $10,447,868 million (based upon the closing bid price of the Registrant's Common Stock on March 20, 2001, of $1.44 per share).

  The number of shares outstanding of the Registrant's $.01 par value Common Shares as of March 20, 2001 was 18,621,403.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

Item 1. Business

  NewsEdge Corporation (Nasdaq: NEWZ) is a global provider of syndicated content services and electronic publishing technologies for business. Our customers include both content creators, such as information publishers, and the operators of the world's most active Web sites. We offer technology and services for customers to create, manage and deploy content for millions of end-users through Intranets, Web sites, portals, Extranets and distribution channels. Our services seek to make organizations more efficient. Our goal is to help organizations create Web sites that:

  .  attract specialized audiences;

  .  foster high-frequency usage;

  .  achieve Web site "stickiness"; and

  .  ultimately cultivate commerce.

  Through our NewsEdge Refinery, which combines our patented technology and human editorial review to deliver highly targeted news on more than 2,000 business topics from more than 2,000 sources, we serve thousands of sites and companies with highly targeted content solutions, including industry-specific topics, wireless services, turn-key permission marketing and publishing tools, outsourced editorial capabilities and sub second live news feeds and applications.

  We serve two major target markets:

  . employees of larger organizations and information intensive businesses who use news to be smarter and more competitive; and

  . visitors to organization Web sites, where news and information can help make sites more compelling, thereby increasing habituation and fostering longer site visits.

  We target markets for syndicated news solutions through the sale of our Information Products and Content Solutions. Information Products encompass the range of our products, which include NewsEdge Live(TM), NewsEdge Insight(TM) and NewsEdge Workgroups(TM), sold to large organizations for use by their employees. Our Information Products deliver news and information to large numbers of users within organizations through corporate Intranets or local area networks (LAN). As of December 31, 2000, we have over 1,400 Information Products customers. These organizations included 81 of Business Week's 100 largest global companies (based upon market capitalization).

  In May of 2000, we accelerated our move into the content solutions business marketplace in order to further capitalize on our media sources personalization strategy and international sales and support infrastructure. Through our Content Solutions we provide syndicated content services to operators of Intranets, Web sites, portals, Extranets and distribution channels. Our Content Solutions include syndicated content "Content Resources" as well as tools for Web site operators to add content to their sites, including "Editor Resources" and "User "Resources".

  In February 2000, we agreed to sell our Individual.com, Inc. subsidiary, which operated our Single-Worker News Service business, in order to better focus our business on our Information Products and Content Solutions.

  NewsEdge is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, Europe, Japan and the Middle East. NewsEdge was formed as Desktop Data, Inc. in 1988, acquired Investment Software Systems, Inc. from ADP Financial Services, Inc. in January 1998, and upon the closing of the February 1998 merger with Individual, Inc. changed its name to NewsEdge Corporation.

Industry Background and Target Market

  In record numbers, businesspeople are turning to the Internet for the news they need to be competitive and effective in their jobs. As a result of this demand, there are over 2.5 million business-oriented Web sites today, all competing for attention in varied, cluttered markets. This number is expected to at least triple in the next three years. According to Delphi Group, Web-based content demand will reach $13 billion by 2003. In addition, according to Outsell Research, the B2B portion of the current information content market is currently $140 billion. The Gartner Group expects the B2B eCommerce market will grow to $4 trillion by 2003. Because of the current demand and expected growth in this marketplace, we believe that companies today, more than ever, share a need for quality, targeted content and related publishing services to serve the information needs of both their employees and visitors to their business Web sites.

  We target this growing market in two ways:

  . through our Information Products, we serve the needs of employees of larger organizations and information intensive businesses who use news to be smarter and more competitive; and

  . through our Content Solutions, we provide news and information to organizations' Web sites who seek to help improve the look and usefulness of these sites, attract visitors, increase habituation, and foster longer site visits.

The NewsEdge Solution

  Our goal is to deliver news and current information in a personalized, easy-to-use format that solves the twin problems of information overload and information overlook. As businesspeople and companies become familiar with Internet information, they seek to gain more value from their time. Enterprises continue to seek efficient ways to leverage the large investments in computer networks, Internet connectivity and information access that they have made in recent years. Our Information Products serve the needs of large and/or information intensive organizations requiring the delivery of authoritative, timely and relevant news and information services that can help make their employees smarter.

  At the same, many companies and other organizations are building Web sites, portals and Extranets for use by their external constituents, including customers, investors and suppliers. Our Content Solutions offerings enable a deeper and broader market to benefit from our capabilities. We created content and infrastructure capabilities by decoupling the user interface from our Information Products. The components we created enabled NewsEdge to deliver content resources (news and information feeds) and the tools required to place them (editor resources) onto externally facing Web sites. As a result, in addition to serving the information needs of enterprise employees, we can now provide services for Intranets, Web sites, corporate portals and Extranets run by operators that are not traditionally Information Products customers. We believe regularly updated content from NewsEdge helps our clients:

  .  build compelling Web sites;

  .  increase the number of visitors to their Web sites;

  .  increase the number of clicks on their Web sites;

  .  increase habituation;

  .  encourage faster longer site visits; and

  .  make their Web sites more valuable.

 Delivery of Services

  All of our interactive news service offerings are available through common Internet browsers. Customers have the choice of accessing their news service by installing dedicated NewsEdge servers inside their firewalls on their own LAN or accessing their news service by connecting to similar servers maintained at our locations via private connections or the Internet.

  Some of our services have direct Internet links from stories of interest to certain partner information services for reference information such as company descriptions, summary financial statistics, SEC filings, stock quotations and charts and in many cases direct connections to the Web sites of companies mentioned in the story.

 Competitive Advantage

  We believe our competitive advantage stems from the NewsEdge Refinery, our editorial and review staff and our contractual relationships with news and information providers. We leverage these components across our business, providing all our end-users with various levels of customized, filtered news, including our NewsEdge Review Topics(TM), a briefing of 2,000 business topics transmitted daily to end users.

 The NewsEdge Refinery

  The NewsEdge Refinery filters news stories from more than 1,000 global news sources, eliminating redundancies while prioritizing and summarizing only the relevant stories into targeted topics, including NewsEdge Review Topics. As stories are received into the Refinery from various content providers around the world in their native format, an automated software editor program is used to consistently format, tag and code the stories to allow for enhanced indexing throughout the remainder of the process. The stories are then fed from the software editor through refined filtering software to eliminate obvious redundancies and categorize the remaining stories into a first draft of the 2,000 Review Topics we maintain. A staff of professional editors and reviewers then work with the results generated from the filtering software to further eliminate redundancies incapable of detection through the filtering software, while continuing to enhance the summarization and prioritization of the stories contained within the final delivered Review Topics. Finally, a proprietary software application distributes the resulting Review Topics to various servers for ultimate consumption by the end user of any topical news service offered by NewsEdge.

  Updated stories released throughout the day are delivered to these same servers to either be distributed to customers in real-time, as intra-day topic feeds, through once a day briefings or a combination of real time and briefs. These updates provide users with the ability to monitor and to be alerted to breaking news of personalized interest all day long. The portion of the Refinery that delivers continuous news operates twenty-four hours a day, seven days a week, every day of the year.

 NewsEdge Review Topics, Editors and Reviewers

  Using the automated capabilities of the Refinery plus an experienced professional editorial staff, NewsEdge produces Review Topics. Each night, a staff of more than two dozen business and industry experts personally reviews the news that has been electronically filtered, categorized, ranked and assembled from more than 1,000 global news sources into approximately 2,000 business topics and over 30,000 companies. The reviewers pick the top new stories, discarding duplicates and stories covered on previous days, and then prioritize the stories into a briefing for each of the 2,000 business topics. In the early morning hours of every business day, the Review Topics are transmitted to servers at NewsEdge and customer sites.

  The knowledge sets that define the Review Topics have been honed by an aggregate of more than 200 person-years of experience in news selection and review. In addition, the editors consult with customers on paid knowledge management assignments to help our customers' users make better use of our services. Additionally, customers can choose to work with our editorial team to create custom topics. These custom topics may be focused on a particular client's business, geography or stories about the company or market sector.

 News and Information Providers

  We have contracted with over 100 global content providers to make available through our services, news and information from over 2,000 sources. News and information sources currently available on NewsEdge include:

  . newswires from AFX News Limited, The Associated Press, Bridge, Dow Jones, Knight-Ridder/Tribune Information Services and Nihon Shimbun America;

  . text of stories in The Financial Post (Toronto), The Financial Times (London), The New York Times, London Daily Telegraph/Telegraph Group and The Wall Street Journal; and

  . for select services, the business sections of over 100 North American newspapers, over 30 major metropolitan business journals, periodicals such as Business Week, Forbes, Fortune, InfoWorld, MacWeek and PCWeek, newsletters such as those distributed by American Banker and Phillips Business Information Services, Inc. and international wire services and publications such as Agence France Presse, Deutsche Press-Agentur GmbH, Het Financieele Dagblad B.V. and the Economist.

  Of the thousands of sources available for use with select NewsEdge services, approximately 500 global sources are used to create the Review Topics. Customers may purchase access to individual sources or packages of sources including individual newswires and select Review Topics. Access to individual news sources and select Review Topics may be controlled by the customer at the individual user level.

  Certain of our news source offerings are written and distributed in their native languages such as English, Dutch, German and French.

  Contracts with information providers generally require us to remit royalties to information providers on a revenue shared basis or, related to our sale of their content on a per customer or per user basis. We have negotiated fixed fee arrangements with certain news providers and are pursuing additional arrangements of this type with other information providers.

NewsEdge Service Offerings

 Information Products

  Our Information Products consist of content resources and a NewsEdge built user-interface which is optimized for displaying content. These services are delivered to clients either as a hosted service (NewsEdge hosts the servers) or with the servers at the client site. Our Information Products are divided into three categories.

  . NewsEdge Live(TM) provides and processes an up-to-the-second news broadcast for immediate scrolling news views and user alerting.

  . NewsEdge Insight(TM), offered in both a Web interface and a Lotus Notes environment, combines the monitoring of real-time news with briefings from NewsEdge Review topics. NewsEdge released both a Lotus Notes version and a Web version in the second half of 1999.

  . NewsEdge Workgroups(TM) is a browser-based service, with e-mail components, delivering news and information to smaller companies and departments of larger organizations. Like our other Information Products, NewsEdge Workgroups is sold to client organizations as a subscription, but it also carries advertising as another revenue source to NewsEdge and as a way to defray costs to clients.

  In connection with the NewsEdge Live and NewsEdge Insight service offerings, we have created a telecommunications service known as the NewsEdge Network(TM), which provides a high availability frame-relay network that synchronizes the delivery of news stories to certain customer-based servers from our headquarters. NewsEdge Network has sufficient bandwidth to deliver news stories with minimal delay. One of the primary advantages of this enhanced service offering is the automatic monitoring of stories received by the customer's systems and automatic retransmission of any missed stories which may have resulted from a business interruption at the customer's site.

  In addition to the news service offerings, we build news processing software for servers to be located at both customer sites and NewsEdge hosted facilities. NewsEdge Server(TM) version 5.0 was released to customers in October 1999.

 Content Solutions

  Our Content Solutions deliver unbundled content and related tools to imbed that content into client Intranets, Websites, Corporate Portals and Extranets. Components of our Content Solutions include:

  . Content Resources including eTopics and iTopics, collectively known as Topics. Topics are content outputs of the NewsEdge Refinery specifically optimized for use on client's externally facing Web sites and portals. Topics contain news and information specifically licensed from information providers to be made available on the public Internet.

  . Editor Resources including tools for Web site operators to select content and easily post that selected content onto their Web sites and Portals.

  . End-user Resources including permission e-mail delivery of selected content.

Business Strategy

  Our business model focuses on providing high quality service to our customers. Our management believes that the personal attention of our sales and support professionals is an essential ingredient in servicing the demands and varied news requirements of the largest and most sophisticated news users in the world. We will continue to develop the steady, predictable, accountable characteristics that give organizations confidence in NewsEdge as their business partner. Management's goal is to have the business achieve sustainable growth and profitability, while gaining market share.

 Business Detail

  We sell services directly to corporations, financial institutions, non-profit organizations and government agencies via our own sales organization that included over 100 employees at the end of 2000. We maintain sales offices and distributors in North America, Europe, Japan and the Middle East to be close to our customers and to provide regional field engineering support.

  To further increase the value of our services to customers, we offer knowledge management services to assist customers in defining their business information needs and then structuring their NewsEdge news service to achieve the highest level of satisfaction.

  At the end of 2000, we counted more than 1,400 enterprises as customers. During 2000, we initiated our focus on our Content Solutions strategy. Content Solutions represented $14 million in annual contract value at the end of 2000, compared to just $4.2 million in 1999. As more and more companies require content for their Web sites and portals, management believes that the percentage of business coming from Content Solutions will continue to increase.

News Operations and Support

  The NewsEdge Refinery is staffed around the clock every day of the year. This staff includes operators, technicians and systems engineers who monitor, maintain and repair NewsEdge capabilities and contact news providers and telecommunication vendors when services need attention. The goal is continuous, real-time news services for customers.

  We provide several layers of customer support. While every customer has a dedicated account executive and account manager, our multi-tiered customer support organization also provides additional help for system administrators with questions and problems that are more technical in nature. We not only provides specialist help via a 1-800 telephone support line, but also have field engineers available for travel to customer locations for situations that require on-site support. Finally, in special circumstances, high-attention teams are assembled for customer problems that are particularly complex.

Development

  NewsEdge recognizes that the continued enhancement of our services and the extension of our content offerings are critical to obtaining new customers and maintaining and growing sales from existing customers. Since our inception, we have made substantial investments in research and development, issuing frequent new releases of our various product offerings. NewsEdge software has been developed by our internal development and quality assurance staff. Product upgrades are included as part of the annual subscription fees paid by customers. Development efforts have also been focused on:

  . supporting additional desktop operating platforms and Intranet configurations;

  .  expanding the scalability of the NewsEdge server;

  .  managing the increasing number of news sources;

  . increasing storage for news history, advancing the ease of programmatic access through support for ActiveX, Java and HTML components; and

  . providing enhanced precision and functionality for user searches and profiles.

  Our development expenses were $9.8 million, $8.5 million and $10.7 million in 2000, 1999 and 1998, respectively.

  The NewsEdge server is developed in modules according to the primary NewsEdge functions:

  .  a news collection and alerting module;

  . a news database module for storing and retrieving the full text of the news stories;

  . a network module adaptable to the network protocols installed at customer sites; and

  . a module which allows customer administrators to configure newswire access and monitor NewsEdge activity.

  We believe our decision to manage our own software development internally creates a competitive advantage for us by improving speed and flexibility in meeting market and technology changes.

  An important goal of our development staff is the continuing enhancement of the NewsEdge Refinery, particularly its coding and tagging capabilities and its ability to manage the increasing number of newswires we offer. Our marketing personnel identify newswires to be added to the NewsEdge offerings based on customer feedback and in turn negotiate contracts with news providers. The newswires are then integrated with NewsEdge services by development and support personnel. We are currently seeking to expand our content offerings with additional industry-specific information in order to increase sales to customers in new vertical markets and, with the availability of additional international news sources, increase the availability of global, 24-hours-a-day news coverage for our customers.

Sales and Marketing

  We employ over 100 sales and sales management professionals who are skilled at helping organizations derive value from our services. Salespeople, who are located in offices in major cities, call directly on knowledge managers, information technology professionals as well as other senior management of customer and target companies. In addition, we also operate a telesales group, based in our Burlington, MA headquarters, which sells to smaller organizations.

Competition

  The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by extremely large and well-capitalized companies.

  NewsEdge competes or may compete directly or indirectly with the following categories of companies:

  . large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson and Thomson;

  . content syndicators and aggregators such as iSyndicate, WAVO, Yellowbrix and Screamingmedia;

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

  Many of the market participants named above have substantially greater financial, technical and marketing resources than we do.

  We believe that our services are differentiated from the news and system services offered by large news and systems providers because of our ability to deliver news from many different, competing providers. These services are delivered on an enterprise-wide basis directly to LAN-connected personal computers, and customized to meet the needs of each individual user at a relatively low cost per user. Although they may compete with us in some respects, we attempt to establish cooperative, mutually beneficial relationships with large information or systems providers, many of whom are information providers enjoying significant revenue streams from distribution through our services, customers, or current and potential joint marketing partners.

Intellectual Property

  We rely upon a combination of copyright, patent, trademark and trade secret laws and license agreements to establish and protect proprietary rights in our technology. Our software is licensed to customers on a non-exclusive basis pursuant to license agreements containing provisions prohibiting unauthorized use, copying and transfer of the licensed program. The source code for our software is protected both as a trade secret and as an unpublished copyrighted work. We hold a patent relating to certain technology for our NewsEdge Refinery, which expires in 2014. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or technology without authorization or to develop similar technology independently. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries.

  Because the software development industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new software developments, frequent software enhancements, name recognition and reliable maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

  We believe that our software, trademarks, patents and other proprietary rights do not infringe the proprietary rights of third parties. Third parties may, however, assert infringement claims with respect to our current or future software technology or services. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause software release delays or might require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us.

Employees

  As of December 31, 2001, we had 309 full-time employees within our continuing operations, consisting of 105 employees in sales and marketing, 117 employees in editorial and news operations (the costs of which are included in cost of revenues) and customer support, 55 employees in development and 32 employees in general administration. NewsEdge employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with employees to be good.

Item 2. Properties

  Our corporate headquarters are located in Burlington, Massachusetts. As of December 31, 2000, we leased approximately 40,000 square feet under a lease expiring in May 2003. We also lease additional facilities and offices for sales and customer service and support in New York, New Jersey, Washington D.C., Illinois, California, Toronto, Canada, London, England, Geneva, Switzerland, The Netherlands, and Tokyo, Japan. We believe that our existing facilities and offices, along with additional alternative space available to us, are adequate to meet our requirements for the foreseeable future.

Item 3. Legal Proceedings

  We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  We effected our initial public offering of common stock on August 11, 1995 at a price to the public of $15.00 per share. As of March 20, 2001, there were approximately 174 holders of record of our common stock. Our common stock is listed for quotation on the Nasdaq National Market under the symbol "NEWZ."

  Based on the Nasdaq National Market daily closing price, the high and low bid prices of shares of our common stock for each quarter for the past two years are shown below. The quotations represent interdealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                                    Nasdaq National Market Daily Closing Price:
                                    -------------------------------------------
     Quarter Ended                           High                   Low
     -------------                  ---------------------- ---------------------
     March 31, 1999................                  14.25                  8.00
     June 30, 1999.................                  11.50                  6.63
     September 30, 1999............                   9.50                  6.50
     December 31, 1999.............                  12.88                  8.31
     March 31, 2000................                  12.25                  4.00
     June 30, 2000.................                   4.38                  1.38
     September 30, 2000............                   3.00                  1.88
     December 31, 2000.............                   2.25                   .63

  We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

  On July 26, 2000, we issued a warrant for 30,000 shares of our common stock at an exercise price of $7.00 per share to one of our business partners as part of an agreement for services. The warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. At the time of grant, the fair market value of the our common stock was $2.25. The warrant is immediately exercisable and should expire on July 26, 2003. As of December 31, 2000, the estimated fair value of the warrant was $0.

Item 6. Selected Consolidated Financial Data

                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                             (in thousands)
Statement of Operations
 Data:
Total revenues..............  $ 70,913  $ 74,247  $ 73,180  $ 71,669  $ 58,969
                              --------  --------  --------  --------  --------
Cost of revenues............    28,826    29,838    29,830    27,785    21,158
Customer support expenses...     5,270     4,903     5,383     4,832     2,901
Development expenses........     9,753     8,541    10,673    10,666     7,888
Sales and marketing
 expenses...................    32,399    30,761    28,611    26,741    20,881
General and administrative
 expenses...................     5,936     2,812     4,024     5,018     6,128
Mergers, dispositions and
 other charges..............      (453)      --     11,094     5,084    39,422
                              --------  --------  --------  --------  --------
   Total costs and
    expenses................    81,731    76,855    89,615    80,126    98,378
                              --------  --------  --------  --------  --------
Loss from continuing
 operations.................   (10,818)   (2,608)  (16,435)   (8,457)  (39,409)
 Interest income and other,
  net.......................     1,042     1,541     2,308     2,983     1,672
                              --------  --------  --------  --------  --------
Loss from continuing
 operations before provision
 for income taxes...........    (9,776)   (1,067)  (14,127)   (5,474)  (37,737)
Provision for income taxes..       188        83       166     1,297       614
                              --------  --------  --------  --------  --------
Loss from continuing
 operations.................    (9,964)   (1,150)  (14,293)   (6,771)  (38,351)
 Accretion of dividends on
  preferred stock...........       --        --        --        --       (463)
                              --------  --------  --------  --------  --------
Loss from continuing
 operations to common
 stockholders...............    (9,964)   (1,150)  (14,293)   (6,771)  (38,814)
                              --------  --------  --------  --------  --------
Loss from discontinued
 operations.................    (1,859)  (15,843)   (2,935)   (9,090)   (7,505)
Net gain on disposal of
 Individual.com, Inc........     8,314       --        --        --        --
                              --------  --------  --------  --------  --------
Income (loss) from
 discontinued operations....     6,455   (15,843)   (2,935)   (9,090)   (7,505)
                              --------  --------  --------  --------  --------
Net loss....................  $ (3,509) $(16,993) $(17,228) $(15,861) $(46,319)
                              ========  ========  ========  ========  ========
Basic and diluted net loss
 per common share:(1)
 Continuing operations......  $  (0.55) $  (0.07) $  (0.83) $  (0.41) $  (2.61)
 Discontinued operations....      0.36     (0.91)    (0.17)    (0.54)    (0.51)
                              --------  --------  --------  --------  --------
   Total basic and diluted
    net loss per share......  $  (0.19) $  (0.98) $  (1.00) $  (0.95) $  (3.12)
                              ========  ========  ========  ========  ========
                                           As of December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Balance Sheet Data:
 Cash and cash
  equivalents...............  $ 18,724  $ 20,278  $ 37,808  $ 35,175  $ 10,735
 Working capital
  (deficit).................    (4,381)   (4,329)   10,294    29,530    35,303
 Total assets...............    49,244    53,206    69,154    92,246    97,644
 Total stockholders'
  equity....................     4,711     6,711    19,249    38,445    51,531

--------
(1) Calculated on the basis described in Note 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) NewsEdge's growth strategies;
(ii) anticipated trends in our business; (iii) our ability to expand our service offerings; and (iv) our ability to satisfy working capital requirements. NewsEdge makes these forward-looking statements under the provision of The "Safe Harbor" Section of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results" contained herein.

Introduction and Overview

  The market for content solutions and electronic publishing technologies is pursued by us through the sale of our Information Products and Content Solutions service offerings via our Enterprise business, which uses both a direct and telesales selling effort. Our Enterprise revenues consist primarily of subscription fees related to the Enterprise service offerings. Additionally, Enterprise revenues include royalty revenues generated from content sales billed directly by third party information providers to customers, revenue generated from professional consulting services and revenue generated from installations and related computer hardware sales.

  In addition to the Enterprise segment, we also report a segment of "other" revenue, which consists of services we phased out during 1999. Our "other" revenues consist primarily of subscription fees generated from sales of services.

  Subscription agreements across all product segments are generally for an initial term of twelve months, payable in advance, and are automatically renewable for successive one-year periods unless the customer delivers notice of termination prior to the expiration date of the then current agreement. Subscription revenues associated with these agreements are recognized ratably over the subscription term, beginning upon installation of the service. Accordingly, a substantial portion of our revenue is recorded as deferred revenue.

  Certain newswires offered by us for use within our services are purchased by the customer directly from the news provider and payments are made directly from our customer to the provider. For some of these newswires, we receive royalty revenue based on payments made by the customer to the news provider. We recognize the royalty revenue when we receive payment from the news provider. For other newswires that are resold by us to our customers, we bill the customer for the newswire directly and then pay a royalty to the news provider. Such royalty expenses are included in our cost of revenues.

  Individual.com, Inc. operated our single-worker news service business unit, which derived its revenues from targeted advertising and electronic commerce. On February 18, 2000, we entered into a purchase and sale agreement with Office.com, Inc., a subsidiary of WinStar Communications, Inc., which provided for the sale of all the issued and outstanding capital stock of Individual.com to Office.com. An initial purchase and sale of 4.0 million of the shares occurred on February 18, 2000. The purchase and sale of the remaining 1.0 million shares, or 20% of Individual.com, occurred on August 1, 2000. Under the terms of the amended stock purchase agreement, we received installment payments of $2.5 million in February 2000, $2.5 million in May 2000, $3.0 million in September 2000 and $1.0 million in December 2000, and were due to receive a final payment of $1.0 million on February 28, 2001 which has not yet been made. Management is currently in the process of negotiating payment terms with Office.com in connection with the final $1 million payment and believes this receivable is collectible in full. In the third quarter of 2000, we recorded the remaining $2.0 million gain on the sale transaction based on the sale of the remaining 20% of Individual.com, Inc. For the twelve months ended December 31, 2000 we have recorded a net gain on the sale of Individual.com totaling $8.3 million. We also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale.

  On December 7, 1999, we entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of our outstanding shares of common stock for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. We incurred costs of $2.0 million, comprised of legal, retention and acquisition related expenses charged to operations for the twelve-month period ended December 31, 2000.

  In early May 2000, we announced a strategic expansion of our traditional business focus. In order to capitalize on our media sources, personalization strategy, and international sales and support infrastructure, we have moved into the content solutions business marketplace by offering Content Solutions, our competitive content solution applications for business Web sites and enterprise intranets. We believe that syndicated content offerings, in addition to providing infrastructure and solution applications to our clients, will allow us to drive traffic and commerce on our client's Web sites. We incurred $2.1 million of non-recurring expenses charged to operations during the twelve months ended December 31, 2000, which relate to our transition to the new strategic direction. These costs comprise primarily asset write-offs and reserves.

Results of Operations

  The following table sets forth certain consolidated financial data as a percentage of total revenues:

                                                          Percentage of
                                                         Total Revenues
                                                           Year Ended
                                                          December 31,
                                                        --------------------
                                                        2000   1999    1998
                                                        -----  -----   -----
   Enterprise.......................................... 100.0%  98.2%   92.1%
   Other...............................................   --     1.8     7.9
                                                        -----  -----   -----
     Total revenues.................................... 100.0  100.0   100.0
   Cost of revenues....................................  40.6   40.2    40.8
   Customer support expenses...........................   7.4    6.6     7.4
   Development expenses................................  13.8   11.5    14.6
   Sales and marketing expenses........................  45.7   41.4    39.1
   General and administrative expenses.................   8.4    3.8     5.5
   Mergers, dispositions and other expenses............  (0.6)   --     15.1
                                                        -----  -----   -----
     Total costs and expenses.......................... 115.3  103.5   122.5
                                                        -----  -----   -----
     Loss from continuing operations................... (15.3)  (3.5)  (22.5)
   Interest income and other, net......................   1.5    2.1     3.2
                                                        -----  -----   -----
     Loss from continuing operations before provision
      for income taxes................................. (13.8)  (1.4)  (19.3)
   Provision for income taxes..........................   0.3    0.1     0.2
                                                        -----  -----   -----
     Net loss from continuing operations............... (14.1)  (1.5)  (19.5)
   Loss from discontinued operations of Individual.com
    Inc., net of taxes.................................  (2.6) (21.3)   (4.0)
   Net gain on disposal of Individual.com, Inc.........  11.7    --      --
                                                        -----  -----   -----
     Net income (loss) from discontinued operations....   9.1  (21.3)   (4.0)
                                                        -----  -----   -----
     Net loss.......................................... (5.0)% (22.8)% (23.5)%
                                                        =====  =====   =====

Year Ended December 31, 2000, as Compared to the Year Ended December 31, 1999

 Revenues

  Total revenues for the year ended December 31, 2000 decreased 4.5% to $70.9 million compared to $74.2 million for the same period in 1999. The decrease is due to declines in revenues from both our Enterprise product line and other terminated lines.

  Enterprise revenue for the year ended December 31, 2000 decreased 2.8% to $70.9 million as compared to $72.9 million in 1999. The decrease reflects a reduction in new orders rates at the end of the fourth quarter of 1999 caused by the distraction of our sales force during the then pending RoweCom merger transaction and the highly competitive environment affecting our Enterprise business. The continued implementation and growth of our Content Solutions strategy yielded growth in Content Solutions revenue of $8.7 million in 2000 compared to $3.3 million in 1999. This partially offset the decline in traditional Enterprise revenue of $62.2 million in 2000 compared to $69.6 million in 1999.

  Other revenues consist of revenues from product lines we have terminated. Other revenues were $1.3 million in 1999. No amounts were recorded during the comparable 2000 period as we have completely terminated these product lines.

  On a sequential basis during the four quarters of 2000, total revenues improved quarterly from $17.3 million, to $17.7 million, to $17.9 million and to $18.0 million.

 Cost of revenues

  Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of our services. Cost of revenues for the year ended December 31, 2000 decreased 3.4% or $1.0 million to $28.8 million as compared to $29.8 million for the same period in 1999. The decrease was primarily due to a $1.3 million decrease in expenses from terminated product lines offset by new fixed-price contracts with information providers during 2000. Cost of revenues as a percentage of total revenues for the year ended December 31, 2000 increased to 40.6% from 40.2%, for the same period in 1999. The percentage increase in cost of revenues was due primarily to new fixed-price contracts with information providers.

  On a sequential basis during the four quarters of 2000, the gross margin as a percentage of revenue increased from 56.3% during the first quarter to 61.7% during the fourth quarter, reflecting the continued impact of a larger percentage of our sales coming from our higher margin Content Solutions business as well as reduced data transmission expense arising from a favorable contract re-negotiation in the second half of 2000.

 Customer support expenses

  Customer support expenses consist primarily of costs associated with technical support from our installed base of customers. Customer support expenses for the year ended December 31, 2000 increased 7.4% to $5.3 million as compared to $4.9 million for the same period in 1999. As a percentage of total revenues, customer support expenses for the year ended December 31, 2000 increased to 7.4% from 6.6% for the same period in 1999. The increase was primarily due to headcount and related payroll expenses in the customer support area.

 Development expenses

  Development expenses consist primarily of costs associated with the design, programming, and testing of our software and services. Development expenses for the year ended December 31, 2000 increased $1.2 million, or 14.2%, to $9.8 million as compared to $8.5 million for the same period in 1999. The increase was primarily due to $600,000 of expenses, which represent a write-off of a software asset, related to our new strategic direction, and the remainder of the increase was due to investment in new product development related to our new strategy. Excluding nonrecurring charges, development expenses for the year ended December 31, 2000 were 12.9% of total revenues as compared to 11.5% for the same period in 1999.

 Sales and marketing expenses

  Sales and marketing expenses consist primarily of compensation costs, including sales commissions and bonuses, travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the year ended December 31, 2000 increased $1.6 million, or 5.3%, to $32.4 million as compared to $30.8 million for the same period in 1999. The increase resulted primarily from $1.0 million of expenses we incurred related to the nonrecurring charges for transitioning to our new strategic direction, which included $400,000 for a reserve for bad debts. The remaining $600,000 of the increase in sales and marketing expenses was primarily due to increased investments and spending in domestic and international sales force and sales management headcount, related payroll expenses, events and direct mail campaigns. Excluding nonrecurring charges, sales and marketing expenses for the year ended December 31, 2000 were 44.3% of total revenues as compared to 41.4% for the same period in 1999.

 General and administrative expenses

  General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 2000 increased $3.1 million to $5.9 million as compared to $2.8 million for the same period in 1999. The increase in expenses was primarily a result of costs related to the terminated merger agreement with RoweCom, which amounted to $2.0 million.
The remainder of the increase was primarily due to approximately $500,000 of expenses we incurred related to the nonrecurring charge for transitioning to our new strategic direction. Excluding nonrecurring charges, general and administrative expenses for the year ended December 31, 2000 were 4.9% of total revenues as compared to 3.8% for the same period in 1999. The increase was primarily due to increased expenses in investor relation activities, consulting, seasonal temporary help, and additional coverage for Directors and Officers liability coverage.

 Merger, disposition and other charges

  Merger, disposition and other related expenses for the year ended December 31, 2000 consist of the reversal of acquisition-related reserves we no longer deemed necessary. There were no merger, disposition and other related expenses during the same period in 1999.

 Interest income (expense), net

  Interest income (expense), net for the year ended December 31, 2000, decreased to $1.0 million from $1.5 million in 1999, due to lower cash and investment balances.

 Provision for income taxes

  The provision for income taxes for the year ended December 31, 2000 increased to $188,000 from $83,000 in 1999. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. We have not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as we have concluded that it is not likely such deferred tax asset would be realized.

 Discontinued operations

  In February 2000, our Board of directors decided to sell our equity interest in Individual.com, due to the lack of growth in revenue, increase in expenses and ongoing funding. We reported the historical operating results of our Individual.com business segment as discontinued operations. Revenues from discontinued operations were $297,000 in 2000 (for January 1, 2000 to the February 18, 2000 disposal date) compared to $4.1 million in 1999. Expenses from discontinued operations were $2.2 million in 2000 (for January 1, 2000 to the February 18, 2000 sale date to Office.com) compared to $19.9 million in 1999. See Note 3 in the accompanying Notes to Consolidated Financial Statements.

 Net Loss

  The net loss for the twelve-month period ended December 31, 2000 was $3.5 million, or $0.19 per share, which compares to a net loss of $17.0 million, or $0.98 per share, during the same period in 1999. The twelve-month ended December 31, 2000 results reflect the favorable impact of the $8.3 million net gain on the sale of our equity interest in Individual.com, Inc., offset by $1.9 million of operating loss from discontinued operations for the period prior to the sale. The net loss from continuing operations for the twelve month period ended December 31, 2000 increased to $10.0 million, or $0.55 per share, compared to $1.2 million, or $0.07 per share for the same period in 1999. The increase resulted primarily from two nonrecurring charges taken in the first nine months of 2000 totaling $4.1 million, of which $2.0 million was related to retention payments, transaction costs, and expenses incurred as part of the termination of the RoweCom, Inc. merger. An additional $2.1 million charge relates to asset write-offs and expenses associated with costs incurred in our transition to our new strategy. Excluding all the year-to-date non-recurring charges, net loss from continuing operations for the twelve months ended December 31, 2000 was $5.9 million, which compares to a net loss of $1.2 million for the same period in 1999. The increase in the net loss was due to declines in revenue and interest income in addition to increased expenses primarily within sales and marketing and development.

  On a sequential basis during the quarters of 2000, our net income from our fourth quarter continuing operations of $109,000 improved from third quarter $889,000 net loss, second quarter $1.8 million net loss (excluding one-time items) and our first quarter $3.7 million net loss (excluding one-time items). This improving quarterly performance throughout the year reflects operating benefits from our higher margin Content Solutions business, as well as cost reductions implemented after the sale of the Individual.com, business during the first quarter of 2000.

Year Ended December 31, 1999, as Compared to the Year Ended December 31, 1998

 Revenues

  Total revenues for the year ended December 31, 1999 increased 1.5% to $74.2 million compared to $73.2 million for the same period in 1998. This increase was due to growth in revenues from our Enterprise product line offset by a decline in other revenues. Other revenues consist of revenues from product lines being terminated or de-emphasized.

  Enterprise revenue for the year ended December 31, 1999 increased 8.2% to $72.9 million as compared to $67.4 million in 1998. The increase in Enterprise revenue was due primarily to an increase in subscription revenues from new customers and the retention and growth of revenues from existing customers.

  Other revenues decreased 77.3% to $1.3 million as compared to $5.8 million in 1998. The decrease in other revenues was due primarily to the spin off of the Clarinet business unit effective March 31, 1998 and the continued overall reduced sales effort directed at business lines that we have terminated or de-emphasized.

Cost of revenues

  Cost of revenues consists primarily of royalties paid to information providers, payroll and related expenses for the editorial and news operations staff, as well as data transmission and computer related costs for the support and delivery of our services. While cost of revenues for both periods remained flat at $29.8 million, a $1.8 million decline from terminated product lines was offset by a similar dollar increase within Enterprise, commensurate with increased revenue. Cost of revenues as a percentage of total revenues for the year ended December 31, 1999 decreased to 40.2% from 40.8%, for the same period in 1998. The percentage decrease in cost of revenues was due primarily to an initiative we started in 1999 to negotiate reduced royalty costs with several third-party information providers.

Customer support expenses

  Customer support expenses consist primarily of costs associated with technical support of our installed base of customers. Customer support expenses for the year ended December 31, 1999 decreased 8.9% to $4.9 million as compared to $5.4 million for the same period in 1998. This $500,000 decrease was attributable to the terminated product lines business and was primarily due to reductions in headcount and related payroll expenses. As a percentage of total revenues, customer support expenses for the year ended December 31, 1999 decreased to 6.6% from 7.4% for the same period in 1998.

Development expenses

  Development expenses consist primarily of costs associated with the design, programming, and testing of our software and services. Development expenses for the year ended December 31, 1999 decreased $2.2 million, or 20.0%, to $8.5 million as compared to $10.7 million for the same period in 1998. The decrease was primarily due to $800,000 saved from the terminated product lines and approximately $900,000 from a decrease in Enterprise business development efforts in 1999 versus 1998. As a percentage of total revenues, development expenses for the year ended December 31, 1999 decreased to 11.5% from 14.6% for the same period in 1998.

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

Merger, disposition and other charges

  Merger, disposition and other charges consist primarily of the nonrecurring costs related to our business combinations and dispositions. For the year ended December 31, 1998, these costs, totaling $11.1 million, related primarily to costs associated with the Merger with Individual.com, Inc., the purchase of ISS, the spin off of the Clarinet business unit, the severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies.

Interest income (expense), net

  Interest income (expense), net for the year ended December 31, 1999, decreased to $1.5 million from $2.3 million in 1998, due to a reduction in interest income associated with lower cash and investment balances.

Provision for income taxes

  The provision for income taxes for the year ended December 31, 1999 decreased to $83,000 from $166,000 in 1998. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code. We have not recorded a deferred tax benefit in the periods presented for the potential future benefit of its tax loss carry-forwards as we have concluded that it is not likely such deferred tax asset would be realized.

Discontinued operations

  We have reported the historical operating results of our Individual.com business segment as discontinued operations. Revenues from discontinued operations were $4.1 million in 1999 and $6.4 million in 1998. Revenues decreased as a result of the decision by new management to convert from a mix of subscription fees and advertising revenue model to a advertising revenue only model. Expenses from discontinued operations were $19.9 million in 1999 and $9.3 million in 1998. The increase in expenses represented a significant accelerated investment to evaluate the viability and market value of the Individual.com business. Due to the lack of growth in revenue, increase in expenses and ongoing funding, our Board of Directors decided to sell its ownership interest in Individual.com in February 2000.

Liquidity and Capital Resources

  Our cash, cash equivalents and investments totaled $18.7 million at December 31, 2000, as compared to $20.3 million at December 31, 1999, a decrease of $1.6 million.

  Our operations used $8.0 million, $19.0 million, and $8.5 million of cash in the years ended December 31, 2000, 1999 and 1998, respectively. The use of cash in operations during 2000 primarily resulted from net losses of $3.5 million and a gain of $8.3 million on the disposal of Individual.com, Inc. These amounts were partially offset by depreciation of $4.2 million. The use of cash in operations during 1999 and 1998 primarily resulted from our operating losses.

  Our investing activities provided $4.1 million in the year ended December 31, 2000 and used $473,000 and $404,000 in the years ended December 31, 1999 and 1998, respectively. Cash from investing activities was derived primarily from proceeds of $8.4 million related to the sale of Individual.com, partially offset by $3.8 million of capital expenditures. The net use of cash in 1999 resulted primarily from $4.1 million of capital expenditures partially offset by $3.8 million in proceeds resulting from the decrease in short-term investment balances caused by the reinvestment of cash from maturing investments into new investments with an original maturity date of less than three months (i.e. cash equivalents). In 1998, the net use of cash included a $3.9 million contingent purchase price payment made to founders of a former subsidiary of Individual, $3.8 million in capital expenditures and $1.5 million related to our acquisition of ISS. These expenditures were partially offset by $8.9 million in proceeds from decreases in the short-term investment balances caused by the reinvestment of cash from maturing investments into new investments with an original maturity of less than three months (i.e. cash equivalents).

  Our financing activities provided $2.1 million, $2.1 million, and $798,000 in the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, cash from financing activities was derived primarily from $1.8 million in net proceeds from a private placement of securities (see Note 7), employee stock option exercises and purchases under the employee stock purchase plan, partially offset by capital lease payments. In 2000, we did not re-acquire any shares of our own stock in the open market. In 1999, cash from financing activities was derived primarily from employee stock option exercises (including tax benefits) and purchases under the employee stock purchase plan. We used $700,000 of our proceeds received from employee stock purchases to re-acquire 87,000 shares of our own stock in the open market. In 1998, cash from financing activities were derived primarily from employee stock option exercises and purchases under the employee stock purchase plan. We used $2.1 million of our $4.0 million in proceeds received from employee stock purchases to re-acquire 345,000 shares of our own stock in the open market.

  In addition to the December 31, 2000 year ending cash balance of $18.7 million, we expected to receive in February 2001 the final $1.0 million of the $10.0 million sale proceeds from the Individual.com divestiture pursuant to the terms of the purchase and sale agreement with Office.com. Office.com has not yet made this final payment, which is guaranteed by WinStar New Media Company, Inc., an affiliate of Office.com. Management is currently in the process of negotiating payment terms with Office.com in connection with the final $1 million payment and believes this receivable is collectible in full.

  On August 4, 2000, the Company consummated a sale of 868,234 shares of its common stock for an aggregate purchase price of $1,845,000. The purchase price was reduced by fees paid in connection with the private placement in the amount of $77,000. The sale was accomplished by a private placement of the Common Stock to primarily officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

  We continue to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although we have not entered into any commitments or negotiations with respect to any such transactions.

  We believe our current cash and cash equivalents, investment balances and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

Certain Factors Affecting Future Operating Results

  An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in shares of our common stock. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information in this and our other public filings, including our financial statements and the related notes.

 We may not be able to manage our growth or hire and retain additional personnel, which could affect our operating results.

  We have experienced growth in our content solutions and electronic publishing technology revenues and expansion of our operations, which have placed significant demands on our management, development, sales and customer support staff. Continued growth will require us to hire and retain more development, selling and customer support personnel. We have at times experienced difficulty in recruiting and retaining qualified personnel. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. We may not be able to attract and retain the necessary personnel to accomplish our growth strategies. Continued difficulties with the recruiting and retention of personnel could adversely affect our ability to satisfy customer demand in a timely fashion or to satisfactorily support our customers and operations, which could in turn, materially adversely affect our business, operating results and financial condition.

 Our quarterly financial results may be volatile and could cause our stock price to fluctuate.

  Our quarterly operating results may fluctuate significantly in the future depending on factors such as:

  .  demand for our services;

  .  changes in service mix;

  . the size, timing and renewal of contracts with corporate customers, value added resellers, and channel partners and content providers;

  .  the effects of new service announcements by us or our competitors;

  .  the performance of our technology;

  . our ability to develop, market and introduce new and enhanced versions of our services on a timely basis; and

  .  the level of product and price competition.

  A substantial portion of our costs of revenue, consisting principally of fees payable to information providers, communications costs and personnel expenses, is relatively fixed in nature. Our operating expense levels are based, in significant part, on their expectations of future revenue. If quarterly revenues are below management's expectations, results of operations would be adversely affected because a relatively small amount of our costs and expenses will vary with our revenues.

 If we are unable to continue to expand our sales and marketing efforts the expansion of our business will be impeded.

  Our ability to increase revenues will depend upon our ability to expand our sales force, increase sales to new customers, penetrate into our existing customer base, and successfully continue to implement our plans to provide digital content solutions to business web-sites and electronic publishing technology to publishers. In addition, as of December 31, 2000, we had an accumulated deficit of approximately $124 million. The time required for us to reach profitability is highly uncertain and we may not be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected. Although we experienced growth in revenues in recent years, we may not sustain revenue growth in the future or be profitable on a quarterly or annual basis.

 Our Content Solutions operating history is limited and may not meet expectations.

  Because we commenced our strategic expansion into our Content Solutions line of business in May 2000, we have limited financial and operating data and a limited operating history relevant to this businesses. Accordingly, it is difficult to evaluate the prospects of these businesses. Our business models are unproven, which creates a risk that its performance will not meet the expectations of investors and that the value of our common stock will decline.

 Our strategy is dependent on continued growth in use of the Internet for the delivery of information.

  We distribute certain services across multiple delivery platforms, including the Internet, private networks based on Lotus Notes and other groupware products and electronic mail. Because we recently expanded our strategic focus to target operators of commercial Web sites and publishers, demand for our services will depend in large part on continued growth in the use of the Internet. There are critical issues concerning the commercial use of the Internet that remain unresolved. As a result, communication or commerce over the Internet may not continue to develop at historical rates and extensive content may not continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

  .  potentially inadequate development of the necessary infrastructure;

  .  timely development and commercialization of performance improvements;
     and

  . delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

  If the necessary infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed, or if the Internet does not become a viable commercial marketplace, our business, results of operations, and financial condition could be materially adversely affected.

 Legal uncertainties and governmental regulation of the Internet could inhibit growth of the Internet and E-Commerce and adversely affect our business.

  Many legal questions relating to the Internet remain unsettled and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that address issues such as user privacy, commerce, advertising and the characteristics of and quality of products or services are becoming more prevalent. As use of the Internet and the prevalence of e-Commerce grow, there may be calls for further regulation such as more stringent consumer protection laws. Regulators also continue to evaluate the best telecommunications policy regarding the transmission of Internet traffic. In addition, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions, which may have unpredictable adverse affects on our business. These possibilities could affect us adversely in a number of ways:

  . new regulation could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than we expect;

  . complying with new regulations could result in additional costs, which could reduce our margins, or could leave us at risk of potentially costly legal action; and

  . we may be affected indirectly by legislation that fundamentally alters the practicality or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities.

 We face intense competition that could impede our ability to grow and achieve profitability.

  The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by extremely large and well-capitalized companies.

  We compete or may compete directly or indirectly with the following categories of companies:

  . large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson, and Thomson;

  . Content providers such as ScreamingMedia.com, Inc., iSyndicate, Yellowbrix and WAVO:

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

  . companies that create and sell software that enables their customers to aggregate and distribute digital content and/or to integrate digital content from external sources into their web platforms; and

  . to a lesser degree, consumer-oriented, advertising-subsidized web-based services and Internet access providers.

  Many of the market participants named above have substantially greater financial, technical and marketing resources than we do.

  Increased competition, on the basis of price, delivery systems or otherwise, may require us to implement price reductions or increase our spending on marketing or software development, which could have a material adverse effect on our business and results of operations.

 Acquisitions pose significant risks and we may not be able to integrate acquisitions in a timely and cost efficient manner.

  Management may from time to time consider acquisitions of assets or businesses that it believes may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Such acquisitions involve potential risks, including:

  . difficulties in assimilating the acquired company's operations, technology, services and personnel;

  .  difficulty in completing and integrating acquired in-process technology;

  .  the diversion of management's resources;

  . uncertainties associated with operating in new markets and working with new employees and customers; and

  .  the potential loss of the acquired company's key employees.

 We are dependent on cooperative marketing arrangements with some of our competitors.

  We have entered into certain cooperative marketing agreements and informal arrangements with software vendors, web site sponsors and operators of online services, including Microsoft, Netscape, Yahoo! and Dow Jones. These companies presently market services that compete directly with our services. If our relationships with these companies were terminated, curtailed, or otherwise modified, we may not be able to replicate these marketing activities alone or with others. If these companies were to develop and market their own business information services or those of our competitors, our business and results of operations and financial condition may be materially and adversely affected.

 Losing major news providers may leave us with insufficient breadth of content to retain and attract customers.

  A significant percentage of our customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones, The Financial Times and Thompson. Our agreements with news providers are generally for terms of one to three years, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if we fail to fulfill our obligations under the agreement. Many of these news and information providers compete with one another and, to some extent, with us. Termination of one or more significant news provider agreements would decrease the news and information which we can offer our customers and could have a material adverse effect on our business, results of operations and financial condition. Also, an increase in the fees paid to our information providers would have an adverse effect on our gross margins and results of operations.

 We are dependent on certain news transmission sources and application service providers the loss of which could have a material adverse affect on our business.

  Our news and information for certain of the NewsEdge services is transmitted using one or more of four methods: leased telephone lines, satellites, FM radio transmission or the Internet. None of these methods of news and information transmission is within our control, and the loss or significant disruption of any of them could have a material adverse effect on our business. Many newswire providers have established their own broadcast communications networks using one or more of these four vehicles. In these cases, our role is to arrange communications between the news provider and the NewsEdge customer's server. For sources which do not have their own broadcast communications capability, news and information is delivered to our news consolidation facility, where it is reformatted for broadcast to NewsEdge servers and retransmitted to customers through one of three methods:

  . utilizing our arrangement with Cidera, Inc., a common carrier communications vendor;

  . utilizing our arrangement with eLogic Corporation, which develops and licenses certain software for our use and acts as an application service provider in connection with the delivery of our Content Solutions service; or

  . utilizing our own NewsEdge Network, a proprietary entitlement and delivery system launched in the fall of 1998 that takes advantage of both leased line and Internet delivery.

  Our agreement with Cidera expires on December 31, 2002. This agreement can be terminated earlier in the event of a material breach by us of the agreement. Our arrangement with eLogic is set out in a binding term sheet, has an initial term that expires in January 2002 and is renewable by us for additional one year periods. If either of our agreements with Cidera or eLogic were terminated on short notice, or if Cidera or eLogic were to encounter technical or financial difficulties adversely affecting their ability to continue to perform under their agreements or otherwise, our business could be materially and adversely affected. We believe that if Cidera or eLogic were unable to fulfill their obligations, other sources of retransmission would be available to us including the NewsEdge Network, although the transition from Cidera or eLogic to those sources could result in delays or interruptions of service that could have a material adverse affect on our business, results of operations and financial condition. WAVO, our previous common carrier communications vendor which assigned its obligations to Cidera, did experience technical difficulties in May 1998 due to the disablement of the PanAmSat Galaxy IV satellite. This disablement caused an interruption in the delivery of news services to between one-third and one-half of our customers. The interruption was resolved in approximately ten days and did not have a material impact on our financial results. If our computer or telecommunications systems fail or prove inadequate there could be a material adverse affect on our business.

 If our computer or telecommunications systems fail or prove inadequate there could be a material adverse affect on our business.

  Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Although we have limited back-up capability, this measure does not eliminate the significant risk to our operations from a natural disaster or system failure at our principal site. In addition, any failure or delay in the timely transmission or receipt of news feeds and computer downloads from our information providers, due to system failure of the information providers, the public network or otherwise, could disrupt our operations. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

 The termination of our relationship with eLogic Corporation could have a material adverse affect on our business.

  eLogic Corporation develops and licenses certain software which enables us to deliver our Content Solutions to our customers. eLogic also acts as an application service provider in connection with the delivery of our Content Solutions service. Our arrangement with eLogic is set out in a binding term sheet, has an initial term that expires in January 2002 and is renewable by us for additional one year periods. Should eLogic terminate our license to its software or cease its role as an application service provider for our benefit, our business, results of operations and financial condition could be materially adversely affected.

 We must keep pace with rapid technological change or business will be adversely affected.

  We may be unable to develop our technology quickly enough to support demand or changes in technology.

  The business information services, software and communications industries are subject to rapid technological change, which may render existing services obsolete or require significant unanticipated investments in research and development. Our future success will depend, in part, upon our ability to enhance our service offerings and keep pace with technological developments. Our future success will depend on our ability to enhance existing services, to develop new services that address the needs of our customers and to respond to technological advances and emerging industry standards and practices, on a timely basis. Services as complex as those offered by us entail significant technical risks, often encounter development delays and may result in service failures when first introduced or as new versions are released. Any such delays in development or failures that occur after commercial introduction of new or enhanced services may result in loss of or delay in market acceptance, which could have a material adverse effect upon our business, results of operations and financial condition.

 Failure to protect our proprietary rights and intellectual property could dramatically affect our ability to operate.

  We are heavily dependent upon proprietary technology. In addition, we rely on a combination of trade secret, copyright, patent and trademark laws and non-disclosure agreements to protect our proprietary rights in our software and technology. These measures may not be adequate to protect our proprietary technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies or services. We licensed proprietary filtering software, which is used as the filtering engine within our news Refinery, from each of Sovereign Hill Software, Inc. and Cornell Research Foundation, Inc. Under the terms of the license agreement with Sovereign Hill, we have a non-exclusive, worldwide license to use Sovereign Hill's InQuery retrieval system software until we terminate the license agreement. Sovereign Hill may also terminate the license agreement if we have materially breached the agreement and such breach remains uncured for 90 days after written notice. Under the terms of the license agreement with Cornell, we had exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on its SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Provided that we do not default on the Cornell license agreement, we will retain a continuing worldwide, non-exclusive, perpetual royalty-free right to use the SMART software. We also own and will continue to own, all enhancements to the SMART software that we have developed. Cornell may, however, have licensed the SMART software to a third party, including one of our competitors or may do so in the future. In addition, Cornell University may terminate the license agreement if we have materially breached the agreement and such breach remains uncured for 60 days after written notice of such breach has been given. If our rights to the InQuery retrieval system software or the SMART technology were to terminate, we may not be able to develop or acquire replacement solutions, on a timely basis or at all, and on favorable terms to us. Consequently, any termination of our license agreements with either Sovereign Hill or Cornell would have a material adverse effect on our business, results of operations, and financial condition.

 Potential litigation of third party claims concerning the infringement of proprietary right could prove costly and time consuming.

  There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we are not infringing the intellectual property rights of others, if such claims were asserted, they may have a material adverse effect on our business, results of operations, and financial condition. In addition, inasmuch as we license the informational content that is included in its services from third parties, our exposure to copyright infringement actions may increase because we must rely upon third parties for information as to the origin and ownership of our licensed content. Although we generally obtain representations as to the origins and ownership of our licensed informational content and generally obtain indemnification to cover any breach of any such representations, such representations may not be accurate and indemnification may not adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation would be costly and divert management's attention, either of which would have a material adverse effect on our business, results of operations, and financial condition. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, and prevent us from selling our services, any one of which could have a material adverse effect on our business, results of operations, and financial condition.

 If we distribute content to unauthorized recipients, we may have to pay damages to our content providers.

  We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information it publishes through its services. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. Our insurance may not adequately protect it against these claims. In addition, NewsEdge's proprietary software technologies enable us to deliver content received from participating content providers only to customers who have been authorized to access that content. We might inadvertently distribute content to a customer who is not authorized to receive it, which could subject it to a claim for damages from the information provider or harm to its reputation in the market place.

 If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current customers and employees, and our business may suffer.

  We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining customers and employees. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number of providers of Internet services. If our reputation is damaged or if potential customers are not familiar with us, we may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on its success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board, ("FASB"), issued SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, as amended is not expected to have a material impact on our consolidated financial statements.

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective in the fourth quarter 2000. The adoption of SAB 101 did not have a material impact on our results of operations.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The adoption of this interpretation did not have any effect on the accompanying financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of December 31, 2000, we did not use derivative financial instruments for speculative, hedging or trading purposes.

 Interest Rate Risk

  We maintain a short-term investment portfolio consisting of U.S. treasury notes, U.S. Government agencies and corporate bonds. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold its fixed income investments until maturity, and therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

 Foreign Currency Exchange Risk

  As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of our sales are denominated in U.S. dollars. We have not determined what impact, if any, the introduction of the Euro will have on our foreign exchange exposure. We are prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of December 31, 2000, the assets and liabilities related to nondollar-denominated currencies was not material.

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NewsEdge Corporation:

  We have audited the accompanying consolidated balance sheets of NewsEdge Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of NewsEdge Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 31, 2001

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $  18,320  $  20,278
  Restricted cash (Note 2)...............................       404        --
  Accounts receivable, net of allowance for doubtful
   accounts of $706 and $306 at 2000 and 1999,
   respectively..........................................    16,645     16,632
  Due from Office.com (Note 3)...........................     1,000        --
  Prepaid expenses and other current assets..............     3,748      5,132
                                                          ---------  ---------
    Total current assets.................................    40,117     42,042
                                                          ---------  ---------
PROPERTY AND EQUIPMENT, AT COST:
  Computer equipment.....................................    23,525     21,739
  Furniture and fixtures.................................     1,157      1,067
  Leasehold improvements.................................     1,994      1,018
  Equipment under capital leases.........................       586        586
                                                          ---------  ---------
                                                             27,262     24,410
  Accumulated depreciation and amortization..............   (18,480)   (15,012)
                                                          ---------  ---------
                                                              8,782      9,398
                                                          ---------  ---------
OTHER ASSETS.............................................       345      1,766
                                                          ---------  ---------
                                                          $  49,244  $  53,206
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................... $   5,761  $   2,869
  Accrued expenses.......................................    12,900     15,144
  Deferred revenue, current portion......................    25,837     28,055
  Current portion of long-term obligations...............       --         303
                                                          ---------  ---------
    Total current liabilities............................    44,498     46,371
                                                          ---------  ---------
DEFERRED REVENUE, LESS CURRENT PORTION...................        35        124
                                                          ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value--
  Authorized--35,000 shares; Issued--19,034 shares at
   2000 and 18,057 shares at 1999 Outstanding--18,602
   shares at 2000 and 17,625 shares at 1999..............       190        181
Additional paid-in capital...............................   131,682    130,136
Cumulative translation adjustment........................      (104)       (58)
Accumulated deficit......................................  (124,331)  (120,822)
Treasury stock, at cost; 432 shares......................    (2,726)    (2,726)
                                                          ---------  ---------
    Total stockholders' equity...........................     4,711      6,711
                                                          ---------  ---------
                                                          $  49,244  $  53,206
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
REVENUES......................................... $ 70,913  $ 74,247  $ 73,180
COSTS AND EXPENSES:
  Cost of revenues...............................   28,826    29,838    29,830
  Customer support expenses......................    5,270     4,903     5,383
  Development expenses...........................    9,753     8,541    10,673
  Sales and marketing expenses...................   32,399    30,761    28,611
  General and administrative expenses............    5,936     2,812     4,024
  Mergers, dispositions and other charges........     (453)      --     11,094
                                                  --------  --------  --------
      Total costs and expenses...................   81,731    76,855    89,615
                                                  --------  --------  --------
  Loss from continuing operations................  (10,818)   (2,608)  (16,435)
INTEREST INCOME AND OTHER, NET...................    1,042     1,541     2,308
                                                  --------  --------  --------
  Loss from continuing operations before
   provision for income taxes....................   (9,776)   (1,067)  (14,127)
PROVISION FOR INCOME TAXES.......................      188        83       166
                                                  --------  --------  --------
    Net loss from continuing operations..........   (9,964)   (1,150)  (14,293)
DISCONTINUED OPERATIONS (NOTE 3):
  Loss from discontinued operations, net.........   (1,859)  (15,843)   (2,935)
  Net gain on disposal of Individual.com, Inc....    8,314       --        --
                                                  --------  --------  --------
  Income (loss) from discontinued operations.....    6,455   (15,843)   (2,935)
                                                  --------  --------  --------
    Net loss..................................... $ (3,509) $(16,993) $(17,228)
                                                  ========  ========  ========
EARNINGS (LOSS) PER SHARE (NOTE 4):
  Basic and diluted net earnings (loss) per
   common share:
    Continuing operations........................ $  (0.55) $  (0.07) $  (0.83)
    Discontinued operations......................     0.36     (0.91)    (0.17)
                                                  --------  --------  --------
      Total basic and diluted loss per share..... $  (0.19) $  (0.98) $  (1.00)
                                                  ========  ========  ========
  Weighted average common shares outstanding
   basic and diluted.............................   18,058    17,362    17,194
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                         Common Stock                                       Treasury Stock
                        --------------- Additonal  Cumulative              -----------------      Total
                        Number of  Par   Paid-In   Translation Accumulated Number of          Stockholders' Comprehensive
                         Shares   Value  Capital   Adjustment    Deficit    Shares    Cost       Equity         Loss
                        --------- ----- ---------  ----------- ----------- --------- -------  ------------- -------------
Balance at December
31, 1997..............   16,900    169   124,853         23       (86,600)    --         --       38,445
Stock issued related
to options, warrants
and ESPP including tax
benefits..............      622      6     3,955        --            --      --         --        3,961
Purchase of treasury
stock.................      --     --        --         --            --      345     (2,051)     (2,051)
Contingent purchase
price payment.........      --     --     (3,918)       --            --      --         --       (3,918)
Cummulative
translation
adjustment............      --     --        --          40           --      --         --           40      $     40
Net loss..............      --     --        --         --        (17,228)    --         --      (17,228)      (17,228)
Comprehensive net loss
for the year ended
December 31, 1998.....                                                                                        $(17,188)
                         ------   ----  --------      -----     ---------     ---    -------     -------      ========
Balance at December
31, 1998..............   17,522    175   124,890         63      (103,828)    345     (2,051)     19,249
Stock issued related
to options, warrants
and ESPP including tax
benefits..............      535      6     5,245        --            --      --         --        5,251
Purchase of treasury
stock.................      --     --        --         --            --       87       (675)       (675)
Cummulative
translation
adjustment............      --     --        --        (121)          --      --         --         (121)     $   (121)
Net loss..............      --     --        --         --        (16,994)    --         --      (16,994)      (16,994)
Comprehensive net loss
for the year ended
December 31, 1999.....                                                                                        $(17,115)
                         ------   ----  --------      -----     ---------     ---    -------     -------      ========
Balance at December
31, 1999..............   18,057   $181  $130,135      $ (58)    $(120,822)    432    $(2,726)    $ 6,710
Stock issued related
to options, warrants
and ESPP,.............      109      0       673                              --         --          673
Issuance of common
stock in private
placement, net of
issuance costs of
$77...................      868      9     1,759                              --         --        1,768
Reduction in value of
stock warrants issued
to vendors............      --     --       (885)       --            --      --         --         (885)
Cummulative
translation
adjustment............      --     --        --         (46)          --      --         --          (46)     $    (46)
Net loss..............      --     --        --         --         (3,509)    --         --       (3,509)       (3,509)
                                                                                                              --------
Comprehensive net loss
for the year ended
December 31, 2000.....                                                                               --       $ (3,555)
                         ------   ----  --------      -----     ---------     ---    -------     -------      ========
Balance at December
31, 2000..............   19,034   $190  $131,682      $(104)    $(124,331)    432    $(2,726)    $ 4,711
                         ======   ====  ========      =====     =========     ===    =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................ $(3,509) $(16,993) $(17,228)
  Adjustments to reconcile net loss to net cash
   used in operating activities--
   Depreciation and amortization..................   4,207     4,109     5,707
   Gain on disposal of Individual.com, Inc. ......  (8,314)      --        --
   Gain on disposal of property and equipment.....     --        --       (139)
   Changes in assets and liabilities--
    Accounts receivable...........................    (790)   (3,521)    4,423
    Prepaid expenses and deposits.................   1,384       (95)      639
    Accounts payable..............................   3,480         4    (2,724)
    Accrued expenses..............................  (2,244)   (2,714)    4,862
    Deferred revenue..............................  (2,237)      218    (4,021)
                                                   -------  --------  --------
      Net cash used in operating activities.......  (8,023)  (18,992)   (8,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from disposal of Individual.com,
   Inc............................................   8,415       --        --
  Purchases of property and equipment.............  (3,845)   (4,061)   (3,812)
  Restricted Cash.................................    (404)
  Increase in other assets........................    (104)     (194)      (32)
  Decrease in investments, net....................     --      3,782     8,902
  Contingent purchase price payment...............     --        --     (3,918)
  Cash paid for acquisition.......................     --        --     (1,544)
                                                   -------  --------  --------
      Net cash provided by (used in) investing
       activities.................................   4,062      (473)     (404)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement, net of issuance
   costs..........................................   1,768       --        --
  Proceeds from issuances related to stock plans..     673     3,655     3,961
  Principal payments under capital leases.........    (303)     (588)     (401)
  Decrease in long-term obligations...............     (89)     (336)     (711)
  Purchase of treasury stock......................     --       (675)   (2,051)
                                                   -------  --------  --------
      Net cash provided by financing activities...   2,049     2,056       798
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........     (46)     (121)       41
                                                   -------  --------  --------
DECREASE IN CASH AND CASH EQUIVALENTS.............  (1,958)  (17,530)   (8,046)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......  20,278    37,808    45,854
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............ $18,320  $ 20,278  $ 37,808
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.......................... $     9  $     67  $    148
                                                   =======  ========  ========
  Cash paid for income taxes...................... $    77  $     79  $    191
                                                   =======  ========  ========
NONCASH INVESTING, AND FINANCING ACTIVITIES:
  Receivable related to Individual.com............ $ 1,000  $    --   $    --
                                                   =======  ========  ========
  Issuance of stock warrants to vendors........... $   --   $  1,597  $    --
                                                   =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

(1) NATURE OF BUSINESS

  NewsEdge Corporation ("the Company" or "NewsEdge") is a leading provider of Content Solutions and electronic publishing technologies for business Web sites and enterprise Intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value-added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

  NewsEdge Corporation is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East.

  On December 7, 1999, the Company entered into a purchase and sale agreement with RoweCom, Inc. ("RoweCom"), whereby RoweCom would purchase all of the outstanding shares of common stock of the Company for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated. The Company incurred costs of $2.0 million, comprised of legal, employee retention and acquisition-related expenses charged to operations during year ended December 31, 2000.

  In March 2000, the Board of Directors approved, and in early May 2000, the Company announced a strategic expansion of its traditional business focus. In order to capitalize on its media sources, personalization strategy, and international sales and support infrastructure, the Company has moved into the content solutions business marketplace by offering competitive content solution applications for business Web sites and enterprise Intranets. The Company incurred $2.1 million of non-recurring expenses charged to operations during the twelve months ended December 31, 2000 related to the transition to the new strategic direction. These costs were comprised primarily of asset write-offs and expenses associated with costs incurred related to the Company's new strategy.

(2) SIGNIFICANT ACCOUNTING POLICIES

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 (b) Cash and Cash Equivalents

  Cash and cash equivalents, which have original maturities of less than three months, consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Cash..................................................... $ 2,106 $ 2,221
      Money market accounts....................................   1,030   1,375
      U.S. government agencies obligations.....................  15,184  16,682
                                                                ------- -------
                                                                $18,320 $20,278
                                                                ======= =======

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000
  At December 31, 2000, the Company had restricted cash of $404,000, which was required under the Company's letter of credit agreements.

 (c) Management Estimates

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

 (d) Depreciation and Amortization

  The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of assets over their estimated useful lives of three to seven years, except for leasehold improvements, which are depreciated over the shorter of the lease term or life of the asset. Depreciation expense was approximately $4,207,000 in 2000, $3,053,000 in 1999 and $3,174,000 in 1998.

 (e) Research and Development and Software Development Costs

  Research and development costs are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company has not capitalized software development costs to date, as the costs incurred after technological feasibility of a software product has been established have not been significant.

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

 (g) Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax base of assets and liabilities and net operating loss carryforwards available for tax reporting purposes, using the applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

 (h) Foreign Currency Translation

  Revenues and expenses are translated using an average of exchange rates in effect during the year. The majority of asset and liability accounts of foreign consolidating entities are translated using the year-end exchange rates. Cumulative translation adjustments related to the Company's operations in the United Kingdom, Japan and Switzerland are reflected separately as a component of stockholders' equity in the accompanying consolidated balance sheets. Gains or losses from foreign currency transactions are charged to operations as incurred. There were no significant gains or losses from foreign currency transactions during any year presented.

 (i) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash, cash equivalent and investment balances with one financial institution and its accounts receivable balances are primarily domestic.

 (j) Comprehensive Income (Loss)

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

 (k) Reclassifications

  Certain prior-year amounts have been reclassified to conform with the current year's presentation.

 (l) Long-Lived Assets

  SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of requires that long-lived assets be evaluated for impairment. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company's evaluation considers the future undiscounted cashflows and nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends, and operating performance. During the year ended December 31, 2000, the Company wrote the value of an asset in the amount of $600,000. The Company does not believe that any impairment currently exists related to its long-lived assets as of December 31, 2000.

 (m) Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the consolidated statement of operations or disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees and directors under the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company accounts for options and warrants granted to nonemployees using the fair-value method

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000
prescribed by SFAS No. 123 and Emerging Issues Task Force, (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

 (n) New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB")issued SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, as amended is not expected to have a material impact on the Company's consolidated financial statements.

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective in the fourth quarter 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operations.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The adoption of this interpretation did not have any effect on the accompanying financial statements.

(3) DISCONTINUED OPERATIONS

  On February 18, 2000, the Company entered into a purchase and sale agreement to sell its ownership interest in its wholly owned subsidiary, Individual.com, Inc. Upon the initial closing, the Company sold 80% of its ownership interest in Individual.com, Inc. for a purchase price of $8.0 million payable in installments receivable through December 2000, of which the Company received $2.5 million in February 2000 and $2.5 million in May 2000. The purchase and sale of the remaining 20% of Individual.com, Inc., was completed on August 1, 2000, under the terms of an amended agreement, pursuant to which the Company received payments of $3.0 million in September 2000 and $1.0 million on December 26, 2000 and is due to receive a final payment of $1.0 million on February 28, 2001.

  The Company recorded a net gain on the sale of Individual.com, Inc. totaling approximately $8,314,000. The Company also made payments to retain the Individual.com workforce, which have been included as a reduction in the gain on the sale.

  Revenues from the Individual.com, Inc. business were approximately $297,000 in 2000, $4,120,000 in 1999 and $6,352,000 in 1998.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000
  The Company has presented the operating results of Individual.com, Inc. as discontinued operations for all periods presented. The Company has not restated the consolidated balance sheet for the net assets of Individual.com. The components of the net assets of discontinued operations of Individual.com, Inc. as of December 31, 1999 are as follows.

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
      Accounts receivable, net...................................     $1,265
      Equipment, net.............................................        938
      Accounts payable...........................................        (83)
      Accrued expenses...........................................       (784)
      Deferred revenue...........................................       (101)
                                                                      ------
                                                                      $1,235
                                                                      ======

(4) BASIC AND DILUTED NET LOSS PER COMMON SHARE

  In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding for all periods presented.

  The following potential common stock financial instruments are excluded from the calculation of dilutive earnings per share because their inclusion would be antidilutive to net loss per share.

                                                                  Years Ended
                                                                 December 31,
                                                               -----------------
                                                               2000  1999  1998
                                                               ----- ----- -----
                                                                (in thousands)
      Options to purchase common stock........................ 4,350 4,432 3,506
      Warrants to purchase common stock.......................   857   335 1,164
                                                               ----- ----- -----
                                                               5,207 4,767 4,670
                                                               ===== ===== =====

(5) INCOME TAXES

  The provision for income taxes for each of the years in the period ended December 31, 2000 consists of the following:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                  (in thousands)
      Current--
        Federal.................................................. $    $--  $--
        State....................................................  188   83   76
        International............................................       --    90
                                                                  ---- ---- ----
                                                                   188   83  166
      Deferred--
        Federal..................................................       --   --
        State....................................................       --   --
                                                                  ---- ---- ----
                                                                        --   --
                                                                  ---- ---- ----
          Total.................................................. $188 $ 83 $166
                                                                  ==== ==== ====

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000
  A reconciliation of the federal statutory rate to the Company's effective tax rate for each of the three years in the period ended December 31, 2000 is as follows:

                                   2000    1999    1998
                                   -----   -----   -----
      Income tax provision at
       federal statutory rate..... (34.0)% (34.0)% (34.0)%
      Increase (decrease) in tax
       resulting from--
        State tax provision, net
         of federal benefit.......   5.4     0.5     0.4
        Change in valuation
         allowance................  34.0    34.0    38.9
        Other.....................           --     (4.3)
                                   -----   -----   -----
          Effective tax rate......   5.4%    0.5%    1.0%
                                   =====   =====   =====

  The components of deferred income taxes are as follows:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands)
      Net operating loss carryforwards....................  $ 28,785  $ 28,609
      Financial reserves not yet deductible...............     1,791     4,183
      Research and development and alternative minimum tax
       credit carryforwards...............................     1,683     1,382
      Deferred revenue....................................       --        663
      Depreciation........................................      (449)     (870)
      Valuation allowance.................................   (31,810)  (33,967)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

  As of December 31, 2000, the Company had net operating loss carryforwards
(NOLs) of approximately $78 million and other credit carryforwards related to research and development and alternative minimum tax, totaling approximately $1.7 million available to offset future taxable income, if any. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service. Additionally, the Company's historical mergers raise additional doubt as to the realizability of the deferred tax assets, as the acquired companies have considerable NOLs. As a result, management believes that it is more likely than not that the net deferred tax asset will not be realized.

(6) MERGERS AND DISPOSITIONS

  Merger, disposition and other charges totaled ($453,000) and $11,094,000 in 2000 and 1998, respectively. In 2000, these costs related to the reversal of acquisition-related reserves no longer deemed necessary by the Company. In 1998, these costs related primarily to costs associated with the merger with Individual, Inc., the purchase of ISS, the termination of the ClariNet business unit, the severance and benefits for terminated employees and the cost of terminating and settling certain contractual obligations of the combined companies. Accrued but unpaid amounts associated with the above-mentioned merger costs totaled $0 at December 31, 2000 and $450,000 at December 31, 1999.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

  A description of the Company's acquisitions and dispositions is as follows:

 (a) Freeloader, Inc.

  In 1996, the Company acquired FreeLoader, Inc. ("FreeLoader") in a combination accounted for as a purchase. As of May 31, 1997, the Company ceased operations of FreeLoader. The Company guaranteed the value of certain shares issued to the two founders in the transaction. In February 1998, the two founders of Freeloader exercised their value guarantee, resulting in a payment by the Company of $3,918,000. The Company has no future contingency payments due related to this acquisition.

 (b) ClariNet Communications Corp.

  In June 1997, the Company purchased the stock of ClariNet Communications Corp. ("ClariNet"). ClariNet published a global electronic newspaper on the Internet called ClariNews, which was distributed through internet service providers and to corporations, educational institutions and individual subscribers. Effective March 31, 1998, the Company sold the Clarinet business unit to its management and received 750,000 shares of Series A Preferred Stock in the newly formed corporation, NaviLinks, Inc. The investment was accounted for using the equity method of accounting. The carrying value of the investment as of December 31, 2000 and 1999 is zero.

 (d) ISS

  On January 6, 1998, the Company acquired the assets, customers, and personnel of ISS, a former business unit of ADP Financial Services, Inc., for approximately $1,500,000 in cash. The acquisition has been recorded using the purchase method of accounting.

 (e) Individual, Inc.

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

  In accordance with APB No. 16, the following pro forma financial data are presented for the Company and Individual:

                                                              Three Months ended
                                                                March 31, 1998
                                                                 (unaudited)
                                                              ------------------
                                                                (in thousands)
      NewsEdge Corporation:
        Revenues.............................................      $11,787
        Net income (loss)....................................       (8,487)
      Individual, Inc.:
        Revenues.............................................      $ 7,962
        Net loss.............................................       (5,362)

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000
(7) STOCKHOLDERS' EQUITY

 (a) Preferred Stock

  On June 26, 1995, the Company's stockholders authorized 1,000,000 shares of undesignated preferred stock. At December 31, 2000, no shares of preferred stock were issued or outstanding.

 (b) Stock Repurchase Program

  In September 1998, the Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company's common stock in the open market. As of December 31, 2000 and 1999, 432,000 shares had been repurchased at a cost of approximately $2,726,000. The Company purchased no stock in the open market during 2000.

 (c) Private Placement

  On August 4, 2000, the Company consummated a sale of 868,234 shares of its common stock for an aggregate purchase price of $1,845,000. The purchase price was reduced by fees paid in connection with the private placement in the amount of $77,000. The sale was accomplished by a private placement of the Common Stock to primarily officers, directors and affiliates of the Company. In connection with the private placement, the Company also issued warrants to purchase approximately 492,000 shares of Common Stock with an exercise price of $4.00 per share.

(8) WARRANTS

  In connection with the acquisition of Individual, Inc., the Company exchanged warrants to purchase 963,516 shares of common stock at a weighted average exercise price of $16.28 per share. These warrants had 10-year terms and were issued principally to employees of Individual in 1989 and 1991. As of December 31, 2000, options to purchase a total of 85,188 shares of common stock, with a weighted average exercise price of $19.12 per share remained outstanding.

  On November 6, 1998, the Board of Directors approved the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $8.50 per share to a vendor as part of an agreement for services. Vesting occurs monthly over a three-year period beginning on January 1, 1999. These warrants expire on November 6, 2003, but may be subject to earlier expiration. Upon a change in control of the Company, the unvested warrants would be fully vested, provided the vendor does not terminate its service agreement with the Company. If the vendor terminates its service agreement upon a change in control of the Company, all vested and unvested warrants held by the vendor would expire. The estimated fair value of these warrants totaled $592,000 at the time of the grant, using the Black-Scholes option pricing model and the assumptions described in Note 9(g). In accordance with EITF 96-18, the fair value of these warrants must be marked to-market over the vesting period. The Company for the years ended December 31, 2000 and 1999 has charged to cost of revenues $100,000 and $308,000, respectively. These amounts are also included in additional paid in capital in the accompanying consolidated statement of stockholders' equity. As of December 31, 2000, the residual value related to the unvested portion of these warrants is zero.

  In November 1999, the Board of Directors of the Company approved the issuance of warrants to purchase 50,000 shares of common stock at an exercise price of $7.125 per share to an investment advisor. The warrant is fully vested and is exercisable over a two-year period. The estimated fair value of the warrants totaled $303,000 and has been recorded as a charge to general and administrative expenses in 1999.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

  In September 2000, the Board of Directors of the Company approved the issuance of warrants to purchase 30,000 shares of common stock at an exercise price $7.00 per share to a business partner. The warrant is fully vested and is exercisable over a three-year period. As of December 31, 2000 the estimated fair value of the warrants was $0.

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

 (b) 1995 Stock Plan

  On June 26, 1995, the Company's stockholders approved the 1995 Stock Plan (the 1995 Plan). The 1995 Plan is administered by the Board of Directors and provides for stock awards, direct purchases and the grant of options to purchase shares of the Company's common stock. A maximum of 5,662,600 shares may be issued under this plan. Options granted under the 1995 Plan expire 10 years from the date of grant. As of December 31, 2000 there were 2,599,946 shares available under this plan.

 (c) 1995 NonEmployee Director Stock Option Plan

  On June 26, 1995, the Company's stockholders also approved the 1995 NonEmployee Director Stock Option Plan (the 1995 Director Plan), for which 100,000 shares of the Company's common stock have been reserved. The purpose of the 1995 Director Plan is to attract and retain qualified persons who are not also officers or employees of the Company (the Eligible Directors) to serve as directors of the Company. Under the 1995 Director Plan, any eligible Director shall automatically be granted an option to purchase 20,000 shares of common stock on the effective date of election at an option price equal to the fair market value on the date of grant and an option to purchase 2,500 shares of the common stock on the date of each successive annual meeting of the stockholders, if such director has attended at least 75% of the meetings of the Board of Directors during the past fiscal year. Options granted under this plan expire 10 years from the date of grant. As of December 31, 2000 there were no shares available under this plan.

 (d) 2000 NonOfficer and NonDirector Stock Plan

  On June 15, 2000, the Company's stockholders approved the 2000 NonOfficer and NonDirector Stock Plan (the 2000 Plan). A maximum of 962,400 shares may be issued under this plan. The purpose of the 2000 Plan is to encourage key employees who are not officers or directors of the Company by providing opportunities to participate in the ownership of the Company and its future growth. Options granted under the 2000 Plan expire 10 years from the date of grant. As of December 31, 2000 there were 121,844 shares available under this plan.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

 (e) Stock Option Plan Activity

  The following schedule summarizes all stock option activity for the three years ended December 31, 2000 (shares in thousands):

                                 2000             1999             1998
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                            Shares   Price   Shares   Price   Shares   Price
                            ------  -------- ------  -------- ------  --------
   Outstanding, beginning
    of year................  3,863   $9.12   3,506    $8.56   2,859    $7.63
     Granted...............  2,241    2.42   1,605     9.62   1,955     9.37
     Exercised.............    (73)   7.45    (479)    6.93    (574)    6.48
     Terminated............ (1,681)   8.24    (769)    9.04    (734)    8.42
                            ------   -----   -----    -----   -----    -----
   Outstanding, end of
    year...................  4,350   $6.05   3,863    $9.12   3,506    $8.56
                            ======   =====   =====    =====   =====    =====
   Exercisable, end of
    year...................  2,474           1,757            1,323
                            ======           =====            =====
   Weighted average fair
    value of options
    granted during the
    year................... $ 1.90           $5.30            $5.20
                            ======           =====            =====

  The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                           Options Outstanding           Options Exercisable
                    ---------------------------------- -----------------------
                       Number      Weighted
                    Outstanding    Average    Weighted     Number     Weighted
     Exercise          as of      Remaining   Average  Exercisable at Average
   Price/Range      December 31, Contractual  Exercise  December 31,  Exercise
of Exercise Prices      2000     Life (Years)  Price        2000       Price
------------------  ------------ ------------ -------- -------------- --------
  $ 0.02--$ 2.16         193         8.93      $ 1.84         38       $ 1.26
    2.25--  2.25       1,539         9.28        2.25        652         2.25
    2.31--  6.97         977         6.98        5.86        729         6.59
    7.25-- 10.50         894         7.55        8.95        623         8.99
   10.67-- 34.00         747         7.78       11.73        432        11.74
                       -----         ----      ------      -----       ------
                       4,350         8.14      $ 6.05      2,474       $ 6.87
                       =====         ====      ======      =====       ======

 (f) 1995 Employee Stock Purchase Plan

  On June 26, 1995, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the 1995 Purchase Plan). This plan permits eligible employees to purchase up to 500 shares of the Company's common stock at 85% of the fair market value of the stock on the first or last date of each semiannual plan period, whichever is lower. The 1995 Purchase Plan covers substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 10% of his or her total compensation, as defined, withheld and applied toward the purchase of shares in such a plan period (not to exceed the $25,000 annual IRS limit). At December 31, 2000, 352,602 shares of common stock were reserved for purchases under the 1995 Purchase Plan. During 2000, 1999 and 1998, 35,927, 56,719 and 23,408 shares of common stock, respectively, were purchased under the 1995 Purchase Plan.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

 (g) Fair Value of Stock Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                                2000        1999        1998
                                             ----------- ----------- -----------
      Risk-free interest rate............... 5.17%-6.69% 4.60%-6.38% 4.19%-5.95%
      Expected dividend yield...............    None        None        None
      Expected lives........................   5 years     5 years    2-5 years
      Expected volatility...................    141%         70%         63%

  Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net loss to common stockholders and basic and diluted net loss per common share would have resulted in the following pro forma amounts:

                                               2000      1999      1998
                                              -------  --------  --------
                                                (in thousands, except per
                                                       share data)
      Net loss to common stockholders--
        As reported.......................... $(3,509) $(16,993) $(17,228)
        Pro forma............................  (6,789)  (22,229)  (22,326)
      Basic and diluted net loss per common
       share--
        As reported.......................... $ (0.19) $  (0.98) $  (1.00)
                                              =======  ========  ========
        Pro forma............................ $ (0.38) $  (1.28) $  (1.30)
                                              =======  ========  ========

(10) 401K PLAN

  The Company maintains a 401(k) retirement savings plan (the "Plan"). All employees of the Company are eligible to participate in the Plan after completing at least three consecutive months of service with the Company as defined in the plan agreement. The Plan provides that each participant may make voluntary contributions up to 15% of their eligible compensation, limited to the maximum amount allowable by the IRS. The Company may elect to make discretionary matching contributions and/or profit sharing contributions. For the plan years ended December 31, 2000, 1999 and 1998, the employer matching contribution was 20% of the first 6% of the participant contributions. No profit sharing contributions have been made to the Plan since inception. Participants are fully vested in the current value of their employee contributions and all earnings on such contributions. Participants become vested in employer contributions and earnings thereon after completion of one year of service. Accordingly, $198,000, $232,000 and $185,000 of expense, is included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

(11) COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company conducts its operations in facilities under operating leases expiring through 2005. The Company's future minimum lease payments, as of December 31, 2000 are approximately as follows:

                                               Amount
                                           --------------
                                           (in thousands)
            For the years ending December
             31,
              2001........................     $1,724
              2002........................      1,773
              2003........................      1,239
              2004........................        899
              2005........................        223
                                               ------
                                               $5,858
                                               ======

  Rent expense charged to operations was approximately $2,701,000 in 2000, $2,718,000 in 1999 and $2,633,000 in 1998.

(12) LONG-TERM OBLIGATIONS

  At December 31, 2000, the Company had no long-term debt obligations.

(13) ACCRUED EXPENSES

  Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                          December 31,
                                         ---------------
                                          2000    1999
                                         ------- -------
                                         (in thousands)
            Payroll and payroll-
             related.................... $ 2,169 $ 2,988
            Royalties...................   5,049   3,703
            Other.......................   5,682   8,453
                                         ------- -------
                                         $12,900 $15,144
                                         ======= =======

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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

  The Company pursues the market for content solutions and electronic publishing technologies through one primary line of business: the Enterprise business. The Enterprise business uses direct selling and telesales efforts and targets large organizations, publisher and individual websites. The Enterprise content solutions deliver news and information to large numbers of users within organizations through their corporate intranet or local area networks and to destination websites as a content service for visitors of those sites.

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

                                                   Year Ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
                                                        (in thousands)
     Revenues:
       Enterprise................................. $ 70,913  $72,931  $67,374
       Other......................................      --     1,316    5,807
                                                   --------  -------  -------
         Total revenues........................... $ 70,913  $74,247  $73,181
                                                   ========  =======  =======
     Loss from continuing operations before
      mergers, dispositions and other charges,
      interest and income taxes:
       Enterprise................................. $(11,271) $(2,203) $(5,195)
       Other......................................      --      (405)    (146)
                                                   --------  -------  -------
                                                   $(11,271) $(2,608) $(5,341)
                                                   ========  =======  =======
     Non-cash expenses by segment:
       Enterprise................................. $  4,207  $ 3,283  $ 2,731
       Other......................................      --        78      514

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               December 31, 2000

(15) VALUATION AND QUALIFYING ACCOUNTS

  A summary of the valuation and qualifying accounts of the Company related to reserve for doubtful accounts and accrued merger, dispositions and other charges for each of the three years in the period ended December 31, 2000 is as follows:

                                                            Reserve for
                                                             Doubtful
                                                             Accounts    Other
                                                            ----------- -------
                                                              (in thousands)
     Reserve Balance at December 31, 1997..................    $ 507    $   --
       Additions to reserves...............................      --      11,094
       Reductions in reserves..............................     (201)    (8,809)
                                                               -----    -------
     Reserve Balance at December 31, 1998..................      306      2,285
       Additions to reserves...............................      --         --
       Reductions in reserves..............................      --      (1,832)
                                                               -----    -------
     Reserve Balance at December 31, 1999..................      306        453
       Additions to reserves...............................      400        --
       Reductions in reserves..............................      --        (453)
                                                               -----    -------
     Reserve Balance at December 31, 2000..................      706    $   --

(16) SELECTED QUARTERLY FINANCIAL DATA:

                                           Q1 2000  Q2 2000  Q3 2000  Q4 2000
                                           -------  -------  -------  -------
   Total Revenue.......................... $17,329  $17,672  $17,868  $18,044
   Gross Profit........................... $ 9,763  $10,067  $11,132  $11,125
   Income (Loss)--Continuing Operations... $(7,132) $(2,054) $  (889) $   109
   Income--Discontinued Operations........ $ 3,635  $   773  $ 2,017  $    30
                                           -------  -------  -------  -------
   Net Income(Loss)....................... $(3,497) $(1,281) $ 1,128  $   139
   Income (Loss) Per Share--Continuing
    Operations............................ $ (0.40) $ (0.12) $ (0.05) $  0.01
   Income Per Share--Discontinued
    Operations............................ $  0.20  $  0.04  $  0.11  $  0.00
                                           -------  -------  -------  -------
   Net Income (Loss) Per Share............ $ (0.20) $ (0.08) $  0.06  $  0.01
                                           Q1 1999  Q2 1999  Q3 1999  Q4 1999
                                           -------  -------  -------  -------
   Total Revenue.......................... $18,360  $18,441  $18,749  $18,697
   Gross Profit........................... $10,640  $10,825  $11,362  $11,580
   Income (Loss)--Continuing Operations... $(1,257) $  (639) $   314  $   431
   Loss--Discontinued Operations.......... $(1,928) $(1,972) $(4,056) $(7,885)
                                           -------  -------  -------  -------
   Net Loss............................... $(3,185) $(2,611) $(3,742) $(7,454)
   Income (Loss) Per Share--Continuing
    Operations............................ $ (0.07) $ (0.04) $  0.02  $  0.02
   Loss Per Share--Discontinued
    Operations............................ $ (0.11) $ (0.11) $ (0.24) $ (0.45)
                                           -------  -------  -------  -------
   Net (Loss) Per Share................... $ (0.18) $ (0.15) $ (0.22) $ (0.43)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

  The information concerning directors of NewsEdge required under this item is incorporated herein by reference to NewsEdge's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.

Executive Officers

  The information concerning officers of NewsEdge required under this item is incorporated herein by reference to NewsEdge's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2000.

Item 11. Executive Compensation and Other Information

  The information required under this item is incorporated herein by reference to NewsEdge's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of NewsEdge's fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under this item is incorporated herein by reference to NewsEdge's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of NewsEdge's fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

  The information required under this item is incorporated herein by reference to NewsEdge's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of NewsEdge's fiscal year ended December 31, 2000.

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

    (3)  Exhibits

 Exhibit
 Number  Description of Document
 ------- -----------------------
   2.1   Agreement and Plan of Merger and Reorganization by and among NewsEdge, and Individual, Inc. dated as of November 2, 1997 (attached as Annex A to the Prospectus/Joint Proxy Statement contained in NewsEdge's
         Registration Statement on Form S-4, No. 333-44887)

   2.2   Stock Purchase Agreement dated February 18, 2000 by and among
         NewsEdge, Office.com Inc. and Individual.com, Inc. (filed as Exhibit
         10.1 to NewsEdge's Current Report on Form 8-K dated March 6, 2000 and incorporated therein by reference)

   2.3   Amendment No. 1 dated August 1, 2000 to Stock Purchase Agreement dated
         February 18, 2000 by and among NewsEdge, Office.com Inc. and
         Individual.com, Inc. (filed as Exhibit 2.1 to NewsEdge's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

   3.1 Amended and Restated Certificate of Incorporation of NewsEdge (filed as Exhibit 3.1 to NewsEdge's Annual Report on Form 10-K for the year-ended December 31, 1997 and incorporated herein by reference)

   3.2   Amended and Restated By-laws of NewsEdge (filed as Exhibit 3.4 to
         NewsEdge's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

   4.1   Specimen certificate representing the Common Stock (filed as Exhibit
         4.1 to NewsEdge's Annual Report on Form 10-K for the year-ended
         December 31, 1997 and incorporated herein by reference)

  10.1   1995 Stock Plan, as amended (filed as Exhibit 10.1 to NewsEdge's
         Registration Statement on Form S-4, No. 333-44887 and incorporated herein by reference)

  10.2   1995 Non-Employee Director Stock Option Plan, as amended (filed as
         Annex A to NewsEdge's Proxy Statement filed on April 29, 1996 and incorporated herein by reference)

  10.3   1989 Stock Plan (filed as Exhibit 10.3 to NewsEdge's Registration
         Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

  10.4 1995 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.4 to NewsEdge's Registration Statement on Form S-4, No. 333-44887 and incorporated herein by reference)

  10.5   Amended and Restated 1989 Stock Option Plan (filed as Exhibit 99.1 to
         NewsEdge's Registration Statement on Form S-8, No. 333-46863)

  10.6   1995 Incentive Stock Option Plan (filed as Exhibit 99.2 to NewsEdge's
         Registration Statement on Form S-8, No. 333-46863)

  10.7   1996 Non-Employee Director Stock Option Plan (filed as Exhibit 99.3 to
         NewsEdge's Registration Statement on Form S-8, No. 333-46863)

 Exhibit
 Number  Description of Document
 ------- -----------------------
  10.8   1996 Stock Option Plan (filed as Exhibit 99.4 to NewsEdge's
         Registration Statement on Form S-8, No. 333-46863)

  10.9   1996 Amended and Restated Stock Plan (filed as Exhibit 99.5 to
         NewsEdge's Registration Statement on Form S-8, No. 333-46863)

  10.10  Amended and Restated Registration Agreement dated as of October 20,
         1992 by and among NewsEdge and certain stockholders named herein
         (filed as Exhibit 10.5 to NewsEdge's Registration Statement on Form S-
         1, No. 33-94054 and incorporated herein by reference)

  10.11  Lease for 80 Blanchard Road (filed as Exhibit 10.1 to NewsEdge's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

  10.12  Data Transmission Agreement between NewsEdge and Mainstream Data, Inc.
         dated as of November 24, 1993, as amended (filed as Exhibit 10.9 to NewsEdge's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

  10.13  Software Development and Marketing Agreement between NewsEdge and
         Reuters America Inc. dated as of November 1, 1993, as amended (filed as Exhibit 10.10 to NewsEdge's Registration Statement on Form S-1, No.
         33-94054 and incorporated herein by reference)

  10.14  Letter Agreement between NewsEdge and Teknekron Software Systems, Inc.
         dated as of June 13, 1994 (filed as Exhibit 10.11 to NewsEdge's
         Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

  10.15 Database License, Development and Delivery Agreement between NewsEdge and NBC Desktop, Inc. dated as of October 17, 1994 (filed as Exhibit
         10.12 to NewsEdge's Registration Statement on Form S-1, No. 33-94054 and incorporated herein by reference)

 +10.16  Employment Agreement dated as of February 24, 1998 between Michael E.
         Kolowich and NewsEdge (filed as Exhibit 10.16 to NewsEdge's Annual
         Report on Form 10-K for the year-ended December 31, 1997 and incorporated herein by reference)

  10.17  Form of Common Stock Purchase Warrant (filed as Exhibit 10.4 to
         Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference)

  10.18  Second Amended and Restated Investors' Rights Agreement dated as of
         October 3, 1995 (filed as Exhibit 10.13 to Individual, Inc.'s
         Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference)

  10.19  Licensing Agreement with Cornell Research Foundation, Inc. dated as of
         March 22, 1989 (filed as Exhibit 10.14 to Individual, Inc.'s
         Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference)

  10.20  Letter Agreement dated as of July 2, 1992 between Individual, Inc. and
         Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.15 to
         Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference)

  10.21  Letter Agreement dated as of September 22, 1994 between Individual,
         Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.16 to
         Individual, Inc.'s Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference)

  10.22 Consent and Loan Modification Agreement dated as of November 29, 1995 between Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.17 to Individual, Inc.'s Registration Statement on Form
         S-1, No. 333-00792, and incorporated herein by reference)

  10.23 Second Loan Modification Agreement dated as of December 29, 1995 between Individual, Inc. and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.18 to Individual, Inc.'s Registration Statement on Form
         S-1, No. 333-00792, and incorporated herein by reference)

 Exhibit
 Number  Description of Document
 ------- -----------------------
  10.24  Lease dated as of August 25, 1994 between Individual, Inc. and
         Trustees of New England Executive Park Trust, 40 Spaulding Investment
         Company, Inc. (filed as Exhibit 10.19 to the Individual Inc.
         Registration Statement on Form S-1, No. 333-00792, and incorporated herein by reference)

  10.25 Third Loan Modification Agreement dated as of December 31, 1996 between Individual, Inc. and Fleet National Bank (filed as Exhibit
         10.24 to Individual, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996)

 +10.26  Agreement dated as of March 31, 1999 between NewsEdge Corporation and
         Edward R. Siegfried (filed as Exhibit 10.26 to NewsEdge's Annual
         Report on Form 10-K/A for the year-ended December 31, 2001 and incorporated herein by reference)

 +10.27  Severance Agreement and Release dated as of March 14, 2000 between
         Donald L. McLagan and NewsEdge Corporation (filed as Exhibit 10.27 to
         NewsEdge's Annual Report on Form 10-K/A for the year-ended December
         31, 2001 and incorporated herein by reference)

  10.28  2000 Non-Officer and Non-Director Stock Plan (filed as Annex B to
         NewsEdge's Proxy Statement filed pursuant to Section 14(A) of the Securities and Exchange Act of 1934 on May 22, 2000 and incorporated herein by reference)

  10.29  Form of Common Stock Warrant, dated August 4, 2000, issued by the
         Company to certain investors and schedule of warrant holders (filed as Exhibit 4.1, 10.1 to NewsEdge's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

  10.30 Form of Common Stock Purchase Agreement, dated August 4, 2000, between the Company and certain investors and schedule of investors (filed as Exhibit 10.2 to NewsEdge's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

 *10.31  NewsEdge-eLogic Enterprise Business Partnership Term Sheet dated
         January 19, 2000, as amended on March 23, 2000

 *21.1   Subsidiaries of NewsEdge.

 *23.1   Consent of Arthur Andersen LLP

 *24.0   Power of Attorney (included on page 49)

--------
*  Filed herewith.
+ Indicates a management contract or a compensatory plan, contract or arrangement

  (b) Reports on Form 8-K.

    None

  (c) The exhibits required by this Item are listed under Item 14(a).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Newsedge Corporation
                                           (Registrant)

Date: March 30, 2001

                                                   /s/ Clifford Pollan
                                          _____________________________________
                                                     Clifford Pollan
                                              Chairman, President and Chief
                                                    Executive Officer

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

              Signature                         Title(s)                 Date
              ---------                         --------                 ----

       /s/ Clifford Pollan             President, Chief Executive   March 30, 2001
______________________________________  Officer and Director
           Clifford Pollan              (Principal Executive
                                        Officer)

        /s/ Ronald Benanto             Vice President--Finance      March 30, 2001
______________________________________  and Operations, Treasurer
            Ronald Benanto              and Assistant Secretary
                                        (Principal Financial and
                                        Accounting Officer)

     /s/ Michael E. Kolowich           Director                     March 30, 2001
______________________________________
         Michael E. Kolowich

         /s/ Basil Regan               Director                     March 30, 2001
______________________________________
             Basil Regan

        /s/ Peter Woodward             Director                     March 30, 2001
______________________________________
            Peter Woodward

    /s/ Murat H. Davidson, Jr.         Director                     March 30, 2001
______________________________________
        Murat H. Davidson, Jr.

        /s/ Rory J. Cowan              Chairman and Director        March 30, 2001
______________________________________
            Rory J. Cowan

     /s/ William A. Devereaux          Director                     March 30, 2001
______________________________________
         William A. Devereaux

       /s/ James D. Daniell            Director                     March 30, 2001
______________________________________
           James D. Daniell