Form 10-Q
period 2001-03-31
NEWSEDGE CORP
filed 2001-05-15
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   March 31, 2001
                                  --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at April 30, 2001
-------------------                     -----------------------------

Common Stock, par value $.01            18,621,403

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                      PAGE NUMBER

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000                              3

     Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2001 and 2000                4

     Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2001 and 2000                5

     Notes to the Condensed Consolidated Financial Statements               6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        21


PART II - OTHER INFORMATION

Item 6(a)    Exhibits                                                      22

Item 6(b)    Reports on Form 8-K                                           22

Signature                                                                  23

Exhibit Index                                                              24

PART I - FINANCIAL INFORMATION
ITEM 1

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    MARCH 31,      DECEMBER 31,
                                                      2001             2000
                                                   -----------     ------------
ASSETS                                             (UNAUDITED)

Current assets:
 Cash and cash equivalents                          $  13,473        $  18,320
 Restricted cash (Note 2)                                 375              404
 Accounts receivable                                   17,754           16,645
 Due from Office.com (Note 3)                               -            1,000
 Prepaid expenses and deposits                          3,706            3,748
                                                    ---------        ---------
       Total current assets                            35,308           40,117
                                                    ---------        ---------

Property and equipment, net                             8,461            8,782
                                                    ---------        ---------

Other assets                                              346              345
                                                    ---------        ---------

       Total assets                                 $  44,115        $  49,244
                                                    =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $   5,120        $   5,761
 Accrued expenses                                      10,534           12,900
 Deferred revenue, current                             24,917           25,837
 Current portion of long-term obligations                   -                -
                                                    ---------        ---------
       Total current liabilities                       40,571           44,498
                                                    ---------        ---------

Deferred revenue, noncurrent                               47               35
                                                    ---------        ---------

Stockholders' equity:
 Common stock                                             191              190
 Additional paid-in capital                           131,716          131,682
 Cumulative translation adjustment                       (149)            (104)
 Accumulated deficit                                 (125,535)        (124,331)
       Treasury stock, at cost; 432,000 shares         (2,726)          (2,726)
                                                    ---------        ---------
       Total stockholders' equity                       3,497            4,711
                                                    ---------        ---------

       Total liabilities & stockholders' equity     $  44,115        $  49,244
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                              2001          2000
                                                            -----------------------
Total revenues                                              $ 17,103      $ 17,329

Costs and expenses:
   Cost of revenues                                            6,382         7,566
   Customer support expenses                                   1,202         1,498
   Development expenses                                        2,312         3,243
   Sales and marketing expenses                                6,769         9,766
   General and administrative expenses                           896         2,593
                                                            --------      --------
      Total costs and expenses                                17,561        24,666
                                                            --------      --------

Loss from operations                                            (458)       (7,337)

   Interest income and other, net                                233           229
                                                            --------      --------

Loss from continuing operations before
 provision for income taxes                                     (225)       (7,108)

   Provision for income taxes                                      9            24
                                                            --------      --------

   Net loss from continuing operations                          (234)       (7,132)

   Loss from discontinued operations, net                          -        (1,859)
   Net gain (loss) on disposal of
    Individual.com, Inc                                         (970)        5,494
                                                            --------      --------
   Income (loss) froms discontinued operations                  (970)        3,635
                                                            --------      --------

Net loss                                                    $ (1,204)     $ (3,497)
                                                            ========      ========

Basic and diluted net loss per share
   Continuing operations                                    $  (0.01)     $  (0.40)
   Discontinued operations                                     (0.05)         0.20
                                                            --------      --------
      Total                                                 $  (0.06)     $  (0.20)
                                                            --------      --------

Weighted average common shares outstanding                    18,608        17,684
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      ------------------------------
                                                                                         2001                2000
                                                                                      ----------          ----------
Cash flows from operating activities:
   Net loss                                                                            $ (1,204)           $ (3,497)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         883               1,575
      (Gain)/Loss on disposal of Individual.com, Inc.                                       970              (5,494)
      Changes in assets and liabilities:
         Accounts receivable                                                              1,109              (8,354)
         Prepaid expenses and deposits                                                       42                (471)
         Accounts payable and accrued expenses                                           (3,007)              4,116
         Deferred revenue                                                                  (920)              7,540
                                                                                       --------           ---------
      Net cash used in operating activities                                              (4,345)             (4,585)
                                                                                       --------           ---------

Cash flows from investing activities:
   Net proceeds from disposal of Individual.com, Inc.                                         -               1,095
   Unrecognized portion of deferred gain from disposal of Ind.com, Inc.                      30                   -
   Purchases of property and equipment                                                     (562)               (867)
   Restricted Cash                                                                           29                   -
   Decrease (increase) in other assets                                                       (1)                  -
                                                                                       --------           ---------
      Net cash provided by (used in investing activities                                   (504)                228
                                                                                       --------           ---------

Cash flows from financing activities:
   Proceeds from issuances related to stock plans, including tax benefits                    35                 646
   Principal payments under capital leases                                                    -                (122)
   Decrease in long-term obligations                                                         12                 151
                                                                                       --------           ---------
      Net cash provided by financing activities                                              47                 675
                                                                                       --------           ---------

Effect of exchange rate on cash and cash equivalents                                        (45)                 77
                                                                                       --------           ---------

Decrease in cash and cash equivalents                                                    (4,847)             (3,605)
Cash and cash equivalents, beginning of period                                           18,320              20,278
                                                                                       --------           ---------

Cash and cash equivalents, end of period                                               $ 13,473            $ 16,673
                                                                                       ========           =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                          $      7            $      5
                                                                                       ========           =========
   Cash paid for interest                                                              $      -            $     16
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

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   NATURE OF THE BUSINESS

     NewsEdge Corporation ("the Company" or "NewsEdge") is a leading provider of content solutions and electronic publishing technologies for business Web sites and enterprise Intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value- added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

     NewsEdge Corporation is headquartered in Burlington, Massachusetts, with sales offices and distributors throughout North America, South America, Europe, Asia and the Middle East.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Investments

     Cash equivalents consist of highly-liquid investments purchased with an original maturity of three months or less. At March 31, 2001, the Company had restricted cash of $375,000, which was required under the Company's letter of credit agreements.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

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

3.   DISCONTINUED OPERATIONS

     On February 18, 2000, the Company entered into a purchase and sale agreement with Office.com, Inc. to sell its ownership interest in its wholly owned subsidiary, Individual.com, Inc. Upon the initial closing, the Company sold 80% of its ownership interest in Individual.com, Inc. for a purchase price of $8.0 million payable in installments receivable through December 2000, of which the Company received $2.5 million in February 2000 and $2.5 million in May 2000. The purchase and sale of the remaining 20% of Individual.com, Inc., was completed on August 1, 2000, under the terms of an amended agreement, pursuant to which the Company received payments of $3.0 million in September 2000 and $1.0 million on December 26, 2000 and was due to receive a final payment of $1.0 million on February 28, 2001.

     During 2000, the Company recorded a net gain on the sale of Individual.com, Inc. totaling approximately $8,314,000. The Company also made payments to retain the Individual.com workforce, which have been included as a reduction in the gain on the sale. Office.com, Inc., its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made voluntary filings under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001. As a result, in the first quarter of 2001, the Company reversed $970,000 of the previously recognized gain on the sale transaction related to the final $1.0 million due from Office.com as of February 28, 2001.


     The Company has presented the operating results of Individual.com, Inc. as discontinued operations for all periods presented. Included in these results are revenues from the Individual.com business for the three-month period ending March 31, 2001 of $0 as compared to $297,000 for the same period in 2000.

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

     The Company evaluates its continuing operations in one product segment:
Enterprise.

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

                                                 Three Months Ended March 31,
                                                    2001              2000
                                                 ----------        ----------
                                                       (in thousands)
Revenues:
   Enterprise                                    $17,103             $17,329
   Other                                               -                   -
                                                 -------             -------
     Total revenues                              $17,103             $17,329
                                                 =======             =======

Loss from continuing operations before mergers,
 dispositions and other charges, interest and
 income taxes:
   Enterprise                                    $  (878)            $(7,337)
   Other                                               -                   -
                                                 -------             -------
                                                 $  (878)            $(7,337)
                                                 =======             =======

Noncash expenses by segment:
   Enterprise                                    $   883             $ 1,554
   Other                                               -                   -

5.   COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:

                                                    THREE MONTHS ENDED
(in thousands)                                           MARCH 31,
                                       -----------------------------------------
                                                2001                2000
                                       -----------------------------------------
                                                     (in thousands)
Comprehensive loss:
 Net loss                                     $(1,204)            $(3,497)
 Other comprehensive income (loss):
  Foreign currency adjustment                     (45)                 77
                                       -----------------------------------------

     Comprehensive loss                       $(1,249)            $(3,420)
                                       =========================================

6.   EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 2001 and 2000. Diluted earnings per share excludes shares issuable from the assumed exercise of 5,689,883 and 3,807,949 of stock options and warrants as of March 31, 2001 and 2000, respectively, as their effect would be antidilutive.

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

     Certain newswires offered by us for use within our services are purchased by the customer directly from the news provider and payments are made directly from our customer to the provider. For some of these newswires, we receive royalty revenue based on payments made by the customer to the news provider. We recognize the royalty revenue when we receive payment from the news provider. For the remaining newswires that are resold by us to our customers, we bill the customer for the newswire directly and then pay a royalty to the news provider. Such royalty expenses are included in our cost of revenues.

     Individual.com, Inc. operated our single-worker news service business unit, which derived its revenues from targeted advertising and electronic commerce. On February 18, 2000, we entered into a purchase and sale agreement with Office.com, Inc., an indirect subsidiary of WinStar Communications, Inc., which provided for the sale of all the issued and outstanding capital stock of Individual.com to Office.com. An initial purchase and sale of 4.0 million of the shares occurred on February 18, 2000. The purchase and sale of the remaining 1.0 million shares, or 20% of Individual.com, occurred on August 1, 2000. Under the terms of the amended stock purchase agreement, we received installment payments of $2.5 million in February 2000, $2.5 million in May 2000, $3.0 million in September 2000 and $1.0 million in December 2000, and were due to receive a final payment of $1.0 million on February 28, 2001 which has not yet been made. In the third quarter of 2000, we recorded the remaining $2.0 million gain on the sale transaction based on the sale of the remaining 20% of Individual.com, Inc. For the twelve months ended December 31, 2000 we recorded a net gain on the sale of Individual.com totaling $8.3 million. Concurrently with the execution of the purchase and sale agreement, we also entered into a facilities services agreement and a license agreement with Office.com. We also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale. Office.com, its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made voluntary filings under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001. As a result, in the first quarter of 2001, we reversed $970,000 of the previously recognized gain on the sale transaction related to the final $1.0 million due us from Office.com as of February 28, 2001.

     On December 7, 1999, we entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of our outstanding shares of common stock for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. For the three months ended March 31, 2000 we incurred costs of $1.4 million comprised of legal, retention and acquisition related expenses charged to operations. No costs were incurred for the three months ended March 31, 2001.

     In March 2000, the Board of Directors approved, and in early May 2000, we announced a strategic expansion of our traditional business focus. In order to capitalize on our media sources, personalization strategy, and international sales and support infrastructure, we have moved into the content solutions business marketplace by offering Content Solutions, our competitive content solution applications for business Web sites and enterprise intranets. We believe that syndicated content offerings, in addition to providing infrastructure and solution applications to our clients, will allow us to drive traffic and commerce on our client's Web sites. For the three months ended March 31, 2000 we incurred costs of $2.1 million of non-recurring expenses charged to operations, which relate to our transition to the new strategic direction. These costs comprise primarily asset write-offs and reserves. No costs were incurred for the three months ended March 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 AS COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

REVENUES

     Total revenues for the three-month period ended March 31, 2001 decreased 1.3% to $17.1 million compared to $17.3 million for the same period in 2000. The decrease reflects the highly competitive environment that has been affecting our enterprise business generally, including renewal rates and new sales orders. During the first quarter of 2001, we only recognized license revenue resulting from our license agreement with Office.com which was prepaid through February 18, 2001, the first year of the contract. Although we provided services pursuant to the second year of this contract, which would have allowed us to recognize an additional $250,000 of licensing revenue, due to the bankruptcy filings to Office.com and its parent companies, we did not recognize this additional revenue.

COST OF REVENUES

     Cost of revenues consists primarily of royalties paid to information providers, payroll and related expense for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of our services. Cost of revenues for the three-month period ended March 31, 2001 decreased 15.6% to $6.4 million from $7.6 million for the same period in 2000. As a percentage of total revenues, cost of revenues for the three-month period ended March 31, 2001 decreased to 37.3% from 43.7% during the same period in 2000. The decreases were primarily due to the impact of the higher margin Content Solutions business and a reversal of $456,000 of accrued royalties which management deemed no longer necessary.

CUSTOMER SUPPORT EXPENSES

     Customer support expenses consist primarily of costs associated with technical support of our installed base of customers. Customer support expenses for the three-month period ended March 31, 2001 decreased 19.8% to $1.2 million as compared to $1.5 million for the same period in 2000. As a percentage of total revenues, customer support expenses for the three-month period ended March 31, 2001 decreased to 7.0% from 8.6% (and from 8.5% when excluding nonrecurring charges associated with RoweCom and the change in strategic direction) in the same period in 2000. The decrease in customer support expenses resulted primarily from lower headcount and related expenses.

DEVELOPMENT EXPENSES

     Development expenses consist primarily of costs associated with the design, programming, and testing of our software and services. Development expenses for the three-month period ended March 31, 2001 decreased 28.7% to $2.3 million as compared to $3.2 million for the same period in 2000. The decrease was primarily due to the absence this year of $600,000 of expenses, which represented a write-off of a software asset in the year ago quarter, related to our new strategic direction during 2000, and the remaining $300,000 was due to lower headcount and related expenses in 2001. As a percentage of total revenues, development expenses for the three-month period ended March 31, 2001 decreased to 13.5% from 18.7% (and from 15.2% when excluding nonrecurring charges associated with RoweCom and the change in strategic direction) in the same period in 2000.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended March 31, 2001 decreased 30.7% to $6.8 million as compared to $9.8 million for the same period in 2000. The decrease was comprised of $1.0 million of expenses in 2000 related to the non-recurring charges for transitioning us to our new strategic direction, which included $400,000 for a reserve for bad debts. The remaining $2.0 million of the decrease in sales and marketing expenses was primarily due to lower investments and spending in domestic and international sales force and sales management, lower headcount and related payroll expenses, and less events and direct mail campaign costs in 2001. These expense reductions were part of a concerted and ongoing effort by us to reduce our operating expenses in line with new business levels and to achieve our goal of profitability. As a percentage of total revenues, sales and marketing expenses for the three-month period ended March 31, 2001 decreased to 39.6% from 56.4% (and from 50.8% when excluding nonrecurring charges associated with RoweCom and the change in strategic direction) in the same period in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended March 31, 2001 decreased 65.4% to $0.9 million as compared to $2.6 million for the same period in 2000. The decrease was primarily a result of costs related to the terminated merger agreement with RoweCom amounting to $1.4 million and approximately $0.5 million of expenses related to the nonrecurring charge for transitioning us to our new strategic direction in 2000. Excluding these nonrecurring charges, general and administrative expenses for the first quarter of 2001 were approximately $100,000 higher than the first quarter of 2000 due to higher legal and investor relations costs. As a percentage of total revenues, general and administrative expenses for the three-month period ended March 31, 2001 decreased to 5.2% from 15.0% (and increased from the 4.4% excluding nonrecurring charges associated with RoweCom and the change in strategic direction) in the same period in 2000.

LOSS FROM OPERATIONS

     Operating loss for the quarter ended March 31, 2001 was $458,000 compared to a loss of $7.3 million for the same period in 2000. Included in the loss from operations during the first quarter of 2001 were the reversals of $456,000 and $63,000 in accrued royalty expenses and accrued strategy change expenses, respectively, no longer needed. Excluding all nonrecurring items in the first quarter of 2001, the loss from operations would have been $977,000. This compares to a $3.9 million loss in the first quarter of 2000 excluding all nonrecurring charges. The $2.9 million decrease in operating loss for the first quarter of 2001 compared to the first quarter of 2000 (excluding nonrecurring items in both periods) is due to our continued cost reduction efforts that began as part of our transition to the Content Solutions strategy as well as the improved gross margin from our Content Solutions business.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net for the three-month period ended March 31, 2001 increased slightly to $233,000 from $229,000 for the same period in 2000. The increase is due to a reduction in interest income associated with lower cash and investment balances more than offset by interest earned on an office space security deposit.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the three-month period ended March 31, 2001 decreased to $9,000 from $24,000 for the same period in 2000. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code of 1986, as amended. We have not recorded a deferred tax benefit in the periods presented for the potential future benefit of our tax loss carry-forwards as we have concluded that it is not likely such deferred tax asset would be realized.

DISCONTINUED OPERATIONS

     In February 2000, our Board of Directors decided to sell its ownership interest in Indivdiual.com, Inc., due to the lack of growth in revenue, increase in expenses and ongoing funding. We have reported the historical operating results of its Individual.com business segment as discontinued operations. Revenues from the discontinued operations for the three-month period ending March 31, 2001 were $0 as compared to $297,000 (for January 1, 2000 to the February 18, 2000 disposal date) for the same period in 2000. Expenses from discontinued operations for the three-month period ended March 31, 2001, were $0 and $2.2 million (for January 1, 2000 to the February 18, 2000 sale date to Office.com) for the same period in 2000. Office.com, its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made voluntary filings under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001. As a result, in the first quarter of 2001, we reversed $970,000 of previously recognized gain on the sale transaction related to the final $1.0 million due to us from Office.com as of February 28, 2001. See Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.

NET LOSS FROM CONTINUING OPERATIONS

     The net loss for the three-month period ended March 31, 2001 was $234,000, or $0.01 per share, which compares favorably to a net loss of $7.1 million, or $0.40 per share during the same period in 2000. Excluding all nonrecurring items, which include the reversals of $456,000 and $63,000 of accrued royalty reserves and strategy change reserves, respectively, no longer needed, the loss from continuing operations was $753,000 or $0.04 per share. The first quarter of 2000 also included two nonrecurring charges totaling $3.5 million: $1.4 million relating to retention payments, transaction costs, and expenses incurred as part of the termination of the RoweCom, Inc. acquisition, and $2.1 million relating to asset write-offs and reserves associated with costs incurred in transitioning to the new strategy. Excluding these items, the first quarter of 2000 would have resulted in a loss from continuing operations of $3.6 million, or $0.20 per share.

NET LOSS

     The net loss for the three months ended March 31, 2001 was $1.2 million, or $0.05 per share, which compares favorably to a net loss of $3.5 million or $0.20 per share during the same period in 2000. The net loss for the first quarter of 2001 includes a $970,000 reversal of the previously recognized net gain relating to the sale of the remaining 20% of Individual.com. Excluding all nonrecurring items, which include the reversals of $456,000 and $63,000 of accrued royalty reserves and strategy change reserves, respectively, no longer needed, the net loss was $753,000, or $0.04 per share, compared to $3.7 million, or $0.20 per share, in 2000 which includes the total nonrecurring charges of $3.5 million. The decrease in net loss was due to lower expenses primarily within sales and marketing and cost of revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents totaled $13.8 million at March 31, 2001, as compared to $18.7 million at December 31, 2000, a decrease of $4.9 million.

     Our operations used $4.3 million of cash in the three months ended March 31, 2001 which accounted for the majority of the decrease for the period. The use of cash in operations primarily reflects the $234,000 loss from continuing operations and the $970,000 write off related to the final payment due from the previously recognized gain on the sale of Individual.com to Office.com. In addition, accounts payable and accrued expenses used $3.0 million of cash primarily due to the expected seasonal payments to certain vendors and post year-end close payments on variable compensation for sales commissions, employee bonuses, etc. Our investing activities used $504,000 of cash primarily due to capital expenditures. Our financing activities provided $47,000 primarily from purchases of stock under our employee stock purchase plan.

     In connection with the sale of Individual.com, Inc., we are currently in the process of negotiating payment terms with Office.com for the final $1 million payment contractually owed by February 2001. Office.com, its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made a filing under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001.

     We continue to investigate the possibility of investments in or acquisitions of complementary businesses, services or technologies, although we have not entered into any commitments or negotiations with respect to any such transactions.

     We believe that our current cash and cash equivalents and the continued impact of expense reduction programs will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

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

     Our ability to increase revenues will depend upon our ability to expand our sales force, increase sales to new customers, penetrate into our existing customer base, and successfully continue to implement our plans to provide digital content solutions to business web-sites and electronic publishing technology to publishers. In addition, as of March 31, 2001, we had an accumulated deficit of approximately $126 million. The time required for us to reach profitability is highly uncertain and we may not be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected. Although we experienced growth in revenues in recent years within our Content Solutions business, we may not sustain revenue growth in the future or be profitable on a quarterly or annual basis.

Our Content Solutions operating history is limited and may not meet expectations.

     Because we commenced our strategic expansion into our Content Solutions line of business in May 2000, we have limited financial and operating data and a limited operating history relevant to this business. Accordingly, it is difficult to evaluate the prospects of these businesses. Our business models are unproven, which creates a risk that its performance will not meet the expectations of investors and that the value of our common stock will decline.

Our strategy is dependent on continued growth in use of the Internet for the delivery of information and if Internet growth does not continue, our business will suffer.

     We distribute certain services across multiple delivery platforms, including the Internet, private networks based on Lotus Notes and other groupware products and electronic mail. Because we recently expanded our strategic focus to target operators of commercial Web sites and publishers, demand for our services will depend in large part on continued growth in the use of the Internet and the success of the commercial Web site and publishers we target. There are critical issues concerning the commercial use of the Internet that remain unresolved. As a result, communication or commerce over the Internet may not continue to develop at historical rates and extensive content may not continue to be provided over the

Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

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

     . Content providers such as Screaming-Media.com, Inc., iSyndicate, Yellowbrix and WAVO;

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

We are dependent on cooperative marketing arrangements with some of our competitors the loss of which could have a material adverse effect on our business.

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

     We are heavily dependent upon proprietary technology. In addition, we rely on a combination of trade secret, copyright, patent and trademark laws and non-disclosure agreements to protect our proprietary rights in our software and technology. These measures may not be adequate to protect our proprietary technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies or services. We licensed proprietary filtering software, which is used as the filtering engine within our news Refinery, from each of Sovereign Hill Software, Inc. and Cornell Research Foundation, Inc. Under the terms of the license agreement with Sovereign Hill, we have a non-exclusive, worldwide license to use Sovereign Hill's InQuery retrieval system software until we terminate the license agreement. Sovereign Hill may also terminate the license agreement if we have materially breached the agreement and such breach remains uncured for 90 days after written notice. Under the terms of the license agreement with Cornell, we had exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on its SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Provided that we do not default on the Cornell license agreement, we will retain a continuing worldwide, non- exclusive, perpetual royalty-free right to use the SMART software. We also own and will continue to own, all enhancements to the SMART software that we have developed. Cornell may, however, have licensed the SMART software to a third party, including one of our competitors or may do so in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 did not have a material impact on our consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of March 31, 2001, we did not use derivative financial instruments for speculative, hedging or trading purposes.

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

Foreign Currency Exchange Risk

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of our sales are denominated in U.S. dollars. We have not determined what impact, if any, the introduction of the Euro will have on our foreign exchange exposure. We are prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of March 31, 2001, the assets and liabilities related to nondollar-denominated currencies was not material.

NEWSEDGE CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K.

6(a)     Exhibits.

         10.1 Form of Employment Agreement between NewsEdge Corporation and Clifford Pollan, Ronald Benanto, Charles White, Alton Zink, Thomas Karanian and David Scott.

6(b)     REPORTS ON FORM 8-K

         None

                     NEWSEDGE CORPORATION AND SUBSIDIARIES


SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWSEDGE CORPORATION
                                        (Registrant)


Date:  May 15, 2001                     /s/ Ronald Benanto
                                        --------------------------------
                                        Ronald Benanto
                                        Vice President - Finance and CFO

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------
   10.1 Form of Employment Agreement between NewsEdge Corporation and Clifford Pollan, Ronald Benanto, Charles White, Alton Zink, Thomas Karanian and David Scott.