Form 10-Q
period 2001-06-30
NEWSEDGE CORP
filed 2001-08-14
CIK 858912

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   June 30, 2001
                                  -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at July 31, 2001
-------------------                     ----------------------------

Common Stock, par value $.01            18,621,403

                     NEWSEDGE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                   PAGE NUMBER

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                           3

     Condensed Consolidated Statements of Operations
          for the three and six months ended June 30, 2001 and 2000     4

     Condensed Consolidated Statements of Cash Flows
          for the three and six months ended June 30, 2001 and 2000     5

     Notes to the Condensed Consolidated Financial Statements           6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk    23


PART II - OTHER INFORMATION

Item 4.      Submission of Matter to a Vote of Security Holders        24

Item 6(a)    Exhibits                                                  24

Item 6(b)    Reports on Form 8-K                                       24

Signature                                                              25

PART I - FINANCIAL INFORMATION
ITEM 1
                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                          JUNE 30,            DECEMBER 31,
                                                           2001                  2000
                                                      ----------------     --------------
ASSETS

Current assets:
 Cash and cash equivalents                                $  16,399             $  18,320
 Restricted cash (Note 2)                                       375                   404
 Accounts receivable                                         11,237                16,645
 Due from Office.com (Note 3)                                     -                 1,000
 Prepaid expenses and deposits                                3,819                 3,748
                                                   ----------------        --------------
       Total current assets                                  31,830                40,117
                                                   ----------------        --------------

Property and equipment, net                                   9,114                 8,782
                                                   ----------------        --------------

Other assets                                                    346                   345
                                                   ----------------        --------------

       Total assets                                       $  41,290             $  49,244
                                                   ================        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $   6,907             $   5,761
 Accrued expenses                                             9,462                12,900
 Deferred revenue, current                                   21,164                25,837
                                                   ----------------        --------------
       Total current liabilities                             37,533                44,498
                                                   ----------------        --------------

Deferred revenue, noncurrent                                     29                    35
                                                   ----------------        --------------

Stockholders' equity:
 Common stock                                                   191                   190
 Additional paid-in capital                                 131,716               131,682
 Cumulative translation adjustment                              (56)                 (104)
 Accumulated deficit                                       (125,397)             (124,331)
       Treasury stock, at cost; 432,000 shares               (2,726)               (2,726)
                                                   ----------------        --------------
       Total stockholders' equity                             3,728                 4,711
                                                   ----------------        --------------

       Total liabilities & stockholders' equity           $  41,290             $  49,244
                                                   ================        ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                         ----------------------------      ----------------------------
                                                            2001            2000              2001            2000
                                                         ------------    ------------      ------------    ------------
Total revenues                                              $ 16,422        $ 17,672          $ 33,525        $ 35,001

Costs and expenses:
       Cost of revenues                                        6,704           7,605            13,086          15,171

       Customer support expenses                               1,126           1,345             2,328           2,843

       Development expenses                                    2,333           2,384             4,645           5,627

       Sales and marketing expenses                            5,893           7,685            12,662          17,451

       General and administrative expenses                     1,132           1,420             2,028           4,013

       Merger, disposition and other charges                       -            (453)                -            (453)
                                                         -----------     -----------       -----------     -----------
           Total costs and expenses                           17,188          19,986            34,749          44,652
                                                         -----------     -----------       -----------     -----------

Loss from operations                                            (766)         (2,314)           (1,224)         (9,651)

       Gain on sale of NewsWatch, KK                             774               -               774               -

       Interest income and other, net                            139             275               372             504
                                                         -----------     -----------       -----------     -----------
Income (loss) from continuing operations before
  provision for income taxes                                     147          (2,039)              (78)         (9,147)
       Provision for income taxes                                  9              15                18              39
                                                         -----------     -----------       -----------     -----------

       Net income (loss) from continuing operations              138          (2,054)              (96)         (9,186)

       Loss from discontinued operations, net                      -               -                 -          (1,859)
       Net gain on disposal of Individual.com, Inc.                -             773              (970)          6,267
                                                         -----------     -----------       -----------     -----------
       Income (loss) from discontinued operations                  -             773              (970)          4,408
                                                         -----------     -----------       -----------     -----------

Net income (loss)                                        $       138       $  (1,281)         $ (1,066)       $ (4,778)
                                                         ===========     ===========       ===========     ===========

Basic and diluted net income (loss) per share
       Continuing operations                             $      0.01       $   (0.12)         $  (0.01)       $  (0.52)
       Discontinued operations                                     -            0.04             (0.05)           0.24
                                                         -----------     -----------       -----------     -----------
          Total                                          $      0.01       $   (0.08)         $  (0.06)       $  (0.28)
                                                         ===========     ===========       ===========     ===========

Weighted average common shares outstanding -basic             18,620          17,696            18,614          17,690
                                                         ===========     ===========       ===========     ===========
Weighted average common shares outstanding - diluted          18,627          17,696            18,614          17,690
                                                         ===========     ===========       ===========     ===========


                     NEWSEDGE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                     ----------------------------------------
                                                                           2001                   2000
                                                                     -----------------      -----------------
Cash flows from operating activities:
     Net loss                                                           $     (1,066)          $     (4,778)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                         1,962                  2,435
         Loss (gain) on disposal of Individual.com, Inc.                         970                 (5,494)

         Changes in assets and liabilities:
             Accounts receivable                                               5,408                 (2,217)

             Prepaid expenses and deposits                                       (71)                (1,301)
             Accounts payable and accrued expenses                            (2,292)                 2,926

             Deferred revenue                                                 (4,673)                 4,319

                                                                     ---------------        ---------------
         Net cash provided by (used in) operating activities                     238                 (4,110)
                                                                     ---------------        ---------------

Cash flows from investing activities:
     Net proceeds from disposal of Individual.com, Inc.                            -                  4,368
     Unrecognized portion of deferred gain from disposal of
     Ind.com, Inc.                                                                30                      -
     Purchases of property and equipment                                      (2,294)                (1,023)
     Restricted cash                                                              29                      -
     (Increase) decrease in other assets                                          (1)                     3
                                                                     ---------------        ---------------
         Net cash (used in) provided by investing activities                  (2,236)                 3,348
                                                                     ---------------        ---------------

Cash flows from financing activities:
     Proceeds from issuances related to stock plans, including tax
     benefits                                                                     35                    648
     Principal payments under capital leases                                       -                   (229)

     (Increase) decrease in long-term obligations                                 (6)                    98

                                                                     ---------------        ---------------
         Net cash provided by financing activities                                29                    517
                                                                     ---------------        ---------------

Effect of exchange rate on cash and cash equivalents                              48                    (29)
                                                                     ---------------        ---------------

Decrease in cash and cash equivalents                                         (1,921)                  (274)
Cash and cash equivalents, beginning of period                                18,320                 20,278
                                                                     ---------------        ---------------

Cash and cash equivalents, end of period                             $        16,399         $       20,004
                                                                     ===============        ===============

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                      $            23         $           31

                                                                     ===============        ===============
     Cash paid for interest                                          $             -         $           16
                                                                     ===============        ===============


                     NEWSEDGE CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  NATURE OF THE BUSINESS

  NewsEdge Corporation (the "Company" or "NewsEdge") is a leading provider of content solutions and electronic publishing technologies for business Web sites and enterprise Intranets. The Company's mission is to make news and information valuable for business. NewsEdge services provide access to value- added news over the Internet or customer intranets. The Company aggregates and adds value to news and information from over 2,000 sources published by over one hundred global content providers. This information is customized and filtered so that users can readily find the most important, relevant stories from the overwhelming volume of daily news that is available.

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

Cash Equivalents and Investments

  Cash equivalents consist of highly-liquid investments purchased with an original maturity of three months or less. At June 30, 2001, the Company had restricted cash of $375,000, which was required under the Company's letter of credit agreement.

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

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The adoption of this interpretation did not have any effect on the accompanying financial statements.

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.


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

  During 2000, the Company recorded a net gain on the sale of Individual.com, Inc. totaling approximately $8,314,000. The Company also made payments to retain the Individual.com workforce, which have been included as a reduction in the gain on the sale. Office.com, its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made voluntary filings under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001. As a result, in the first quarter of 2001, the Company reversed $970,000 of the previously recognized gain on the sale transaction related to the final $1 million due from Office.com as of February 28, 2001.

  The Company has presented the operating results of Individual.com, Inc. as discontinued operations for all periods presented. Included in these results are revenues from the Individual.com business for the six-month period ending June 30, 2001 of $0 as compared to $297,000 for the same period in 2000.

4. SEGMENT REPORTING

  On December 31, 1998, NewsEdge adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This pronouncement established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business.

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


5.     COMPREHENSIVE INCOME

  SFAS No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
(in thousands)

                                       ---------------------------------------------------------------------------------
                                                         2001               2000                2001                2000
                                       ---------------------------------------------------------------------------------


Comprehensive income (loss):
 Net income (loss)                                      $ 138            $(1,281)            $(1,066)            $(4,778)
 Other comprehensive income (loss):
  Foreign currency adjustment                              93               (106)                 48                 (29)
                                       ---------------------------------------------------------------------------------


     Comprehensive loss                                 $ 231            $(1,387)            $(1,018)            $(4,807)
                                       =================================================================================


6.     EARNINGS PER SHARE

  In accordance with SFAS No. 128, Earnings per Share, basic and diluted earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first six months of 2001 and 2000. Diluted earnings per share excludes shares issuable from the assumed exercise of 4,750,168 and 5,022,886 shares of stock options and warrants as of June 30, 2001 and 2000, respectively, as their effect would be antidilutive. For the three-month period ended June 30,2001, diluted earnings per share assumes the exercise of stock options and warrants of approximately 7,000 shares.

7.     NEWSWATCH, KK

During June 2001 we sold the majority of our equity investment in NewsWatch, KK, a Japanese corporation of which we had owned 23.4% and which carried a zero balance in our consolidated assets, for $773,930.

8.     SUBSEQUENT EVENT

On August 6, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Thomson Corporation, a corporation incorporated under the laws of the province of Ontario ("Thomson") and InfoBlade Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Thomson ("Merger Sub"), whereby Merger Sub will commence a tender offer to purchase all of the outstanding shares of common stock of the Company at a price per share of $2.30, net to the seller in cash without interest. Following consummation of the tender offer and subject to the satisfaction or waiver of certain conditions contained in the Merger Agreement, Merger Sub will be merged with and into the Company and the Company will become a wholly owned indirect subsidiary of Thomson (such tender offer and merger being referred to in this Form 10-Q as the "Merger"). This transaction has been approved by the board of directors of the Company and Merger Sub and is subject to customary closing conditions, including that at least a majority of the outstanding shares of the Company (on a fully diluted basis (as defined in the Merger Agreement)) are validly tendered and not withdrawn. If less than 90% of the outstanding shares of the Company are tendered, the transaction will be further subject to the approval of at least a majority of the Company's shareholders.

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

  For the twelve months ended December 31, 2000 we recorded a net gain on the sale of Individual.com totaling $8.3 million. Concurrently with the execution of the purchase and sale agreement, we also entered into a facilities services agreement and a license agreement with Office.com. We also made payments to retain the Individual.com workforce, which along with other transaction fees, have been included as a reduction in the gain on the sale. Office.com, its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made voluntary filings under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001. As a result, in the first quarter of 2001, we reversed $970,000 of the previously recognized gain on the sale transaction related to the final $1 million due us from Office.com as of February 28, 2001.

  On December 7, 1999, we entered into a purchase and sale agreement with RoweCom, Inc., whereby RoweCom would purchase all of our outstanding shares of common stock for approximately $227 million. The acquisition was subject to the approval of the stockholders of both companies. On March 6, 2000, the agreement was mutually terminated by both parties. For the three months ended March 31, 2000 we incurred costs of $1.4 million comprised of legal, retention and acquisition related expenses charged to operations. For the three months ended June 30, 2000 we incurred additional costs of $668,000 related to remaining employee retention expenses. No costs were incurred for the six months ended June 30, 2001.

  In March 2000, the Board of Directors approved, and in early May 2000, we announced a strategic expansion of our traditional business focus. In order to capitalize on our media sources, personalization strategy, and international sales and support infrastructure, we have moved into the content solutions business marketplace by offering Content Solutions, our competitive content solution applications for business Web sites and enterprise intranets. We believe that syndicated content offerings, in addition to providing infrastructure and solution applications to our clients, will allow us to drive traffic and commerce on our client's Web sites. For the six months ended June 30, 2000 we incurred costs of $2.1 million of non-recurring expenses charged to operations, which relate to our transition to the new strategic direction. These costs comprise primarily asset write-offs and reserves. No costs were incurred for the six months ended June 30, 2001.

  On August 6, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Thomson Corporation, a corporation incorporated under the laws of the province of Ontario ("Thomson") and InfoBlade Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Thomson ("Merger Sub"), whereby Merger Sub will commence a tender offer to purchase all of the outstanding shares of common stock of the Company at a price per share of $2.30, net to the seller in cash without interest. Following consummation of the tender offer and subject to the satisfaction or waiver of certain conditions contained in the Merger Agreement, Merger Sub will be merged with and into the Company and the Company will become a wholly owned indirect subsidiary of Thomson. This transaction has been approved by the board of directors of the Company and Merger Sub and is subject to customary closing conditions, including that at least a majority of the outstanding shares of the Company (on a fully diluted basis (as defined in the Merger Agreement)) are validly tendered and not withdrawn. If less than 90% of the outstanding shares of the Company are tendered, the transaction will be further subject to the approval of at least a majority of the Company's shareholders.


RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2000

REVENUES

  Total revenues for the three-month period ended June 30, 2001 decreased 7.1%
to $16.4 million compared to $17.7 million for the same period in 2000.    Total
revenues for the six-month period ended June 30, 2001 decreased 4.2% to $33.5 million compared to $35.0 million for the same period in 2000. The decreases reflect the highly competitive environment that has been affecting our Information Products and Content Solutions businesses generally, including lower renewal rates and fewer new sales orders.

COST OF REVENUES

  Cost of revenues consists primarily of royalties paid to information providers, payroll and related expense for the editorial and news operations staff, as well as data transmission and computer-related costs for the support and delivery of our services. Cost of revenues for the three-month period ended June 30, 2001 decreased 11.8% to $6.7 million from $7.6 million for the same period in 2000. As a percentage of total revenues, cost of revenues for the three-month period ended June 30, 2001 decreased to 40.8% from 43.0% during the same period in 2000. The decreases were resulted from the higher margin Content Solutions business. Cost of revenues for the six-month period ended June 30, 2001 decreased 13.7% to $13.1 million from $15.2 million for the same period in 2000. As a percentage of total revenues, cost of revenues for the six-month period ended June 30, 2001 decreased to 39.0% from 43.3% during the same period in 2000. The decreases were primarily a result of the higher margin Content Solutions business, fixed-price contracts with information providers, a new fixed price contract with a major transmission provider, and a first quarter of 2001 reversal of $456,000 of accrued royalties which management deemed no longer necessary.

CUSTOMER SUPPORT EXPENSES

  Customer support expenses consist primarily of costs associated with technical support of our installed base of customers. Customer support expenses for the three-month period ended June 30, 2001 decreased 16.3% to $1.1 million as compared to $1.3 million for the same period in 2000. As a percentage of total revenues, customer support expenses for the three-month period ended June 30, 2001 decreased to 6.9% from 7.6% in the same period in 2000. Customer support expenses for the six-month period ended June 30, 2001 decreased 18.1% to $2.3 million as compared to $2.8 million for the same period in 2000. As a percentage of total revenues, customer support expenses for the six-month period ended June 30, 2001 decreased to 6.9% from 8.1% in the same period in 2000. The decreases in customer support expenses resulted primarily from lower headcount and related expenses.

DEVELOPMENT EXPENSES

  Development expenses consist primarily of costs associated with the design, programming, and testing of our software and services. Development expenses for the three-month period ended June 30, 2001 slightly decreased 2.1% to $2.3 million as compared to $2.4 million for the same period in 2000. As a percentage of total revenues, development expenses for the three-month period ended June 30, 2001 increased to 14.2% from 13.5% in the same period in 2000. Development expenses for the six-month period ended June 30, 2001 decreased 17.5% to $4.6 million as compared to $5.6 million for the same period in 2000. As a percentage of total revenues, development expenses for the six-month period ended June 30, 2001 decreased to 13.9% from 16.1% in the same period in 2000.

The six-month year-over-year decrease was primarily due to the absence this year of $600,000 of expenses, which represented a write-off of a software asset in the first quarter of 2000, related to our new strategic direction during 2000, and the remaining $400,000 was due to lower headcount and related expenses in 2001.

Sales and marketing expenses

  Sales and marketing expenses consist primarily of compensation costs (including sales commissions and bonuses), travel expenses, trade shows and other marketing programs. Sales and marketing expenses for the three-month period ended June 30, 2001 decreased 23.3% to $5.9 million as compared to $7.7 million for the same period in 2000. As a percentage of total revenues, sales and marketing expenses for the three-month period ended June 30, 2001 decreased to 35.9% from 43.5% in the same period in 2000. Sales and marketing expenses for the six-month period ended June 30, 2001 decreased 27.4% to $12.7 million as compared to $17.5 million for the same period in 2000. As a percentage of total revenues, sales and marketing expenses for the six-month period ended June 30, 2001 decreased to 37.8% from 49.9% in the same period in 2000. The year-over-year decreases were comprised of $1.0 million of expenses in 2000 related to the non-recurring charges for transitioning us to our new strategic direction, which included $400,000 for a reserve for bad debts. The remaining $3.8 million of the decrease in sales and marketing expenses was primarily due to lower investments and spending in domestic and international sales force and sales management, lower headcount and related payroll expenses, and fewer events and direct mail campaign costs in 2001. These expense reductions were part of a concerted and ongoing effort to reduce our operating expenses in line with new business levels and to achieve our goal of profitability. The decreases for the three months ended June 30, 2001 compared to the same period in 2000 resulted from similar cost reductions noted above.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended June 30, 2001 decreased 20.3% to $1.1 million as compared to $1.4 million for the same period in 2000. The decrease was primarily a result of costs related to the terminated merger agreement with RoweCom amounting to $668,000 of expenses related to remaining employee retention expenses. Excluding this nonrecurring charge, general and administrative expenses for the second quarter of 2001 were $380,000 higher than the second quarter of 2000 due to higher legal and investor relations costs as well as the lack of comparable expense credits, which the Company earned from our Individual.com facilities service agreement in 2000. As a percentage of total revenues, general and administrative expenses for the six-month period ended June 30, 2001 decreased to 6.9% from 8.0% (and increased from the 4.3% excluding nonrecurring charges associated with RoweCom) in the same period in 2000.

  General and administrative expenses for the six-month period ended June 30, 2001 decreased 49.5% to $2.0 million as compared to $4.0 million for the same period in 2000. The decrease was primarily a result of costs related to the terminated merger agreement with RoweCom amounting to $2.0 million and approximately $0.5 million of expenses related to the nonrecurring charge for transitioning us to our new strategic direction in 2000. Excluding these nonrecurring charges, general and administrative expenses for the first six months of 2001 were approximately $0.5 million higher than the first six months of 2000 due to higher legal and investor relations costs as well as the lack of comparable expense credits, which the Company earned from our Individual.com facilities service agreement in 2000. As a percentage of total revenues, general and administrative expenses for the six-month period ended June 30, 2001 decreased to 6.0% from 11.5% (and increased from 4.3% excluding nonrecurring charges associated with RoweCom and the change in strategic direction) in the same period in 2000.

MERGER, DISPOSITION AND OTHER EXPENSES

  Merger, disposition and other related expenses for the three- and six-month period ended June 30, 2000 consisted of the $453,000 reversal of acquisition-related reserves no longer deemed necessary by the Company. There were no merger, disposition and other related expenses during the three- and six-month periods ended June 30, 2001.

LOSS FROM OPERATIONS

  Operating loss for the quarter ended June 30, 2001 was $766,000 compared to a loss of $2.3 million for the same period in 2000. Included in the loss from operations during the second quarter of 2001 was $307,000 of severance related costs related to a downsizing begun in April and completed by June, partially offset by a favorable $239,000 reduction in salary expense due to implementing a new vacation carryover policy. Included in the loss from operations during the second quarter of 2000 were $668,000 of expenses related to remaining employee retention expenses under the terminated merger agreement with RoweCom as well as a $453,000 reversal of merger acquisition-related expenses no longer deemed
necessary.   Excluding all nonrecurring items in the second quarter of 2001, the loss from operations would have been $698,000.  This compares to a $2.1 million
loss in the second quarter of 2000 excluding all nonrecurring charges.   The
$1.4 million decrease in operating loss for the second quarter of 2001 compared to the second quarter of 2000 (excluding nonrecurring items in both periods) is due to our continued cost reduction efforts that began as part of our transition to the Content Solutions strategy as well as the improved gross margin from our Content Solutions business.

  Operating loss for the six months ended June 30, 2001 was $1.2 million compared to a loss of $9.7 million for the same period in 2000. Included in the loss from operations during the first six months of 2001 were the reversals of $456,000 and $63,000 in accrued royalty expenses and accrued strategy change expenses, respectively, no longer needed, $307,000 of severance related costs related to a downsizing begun in April and completed by June, and a favorable $239,000 reduction in salary expense due to implementing a new vacation carryover policy. Excluding all nonrecurring items in the first six months of 2001, the loss from operations would have been $1.7 million. This compares to a $6.0 million loss in the first six months of 2000 excluding all nonrecurring charges. The $4.3 million decrease in operating loss for the first six months of 2001 compared to the first six months of 2000 (excluding nonrecurring items in both periods) is due to our continued cost reduction efforts that began as part of our transition to the Content Solutions strategy as well as the improved gross margin from our Content Solutions business.

INTEREST INCOME AND OTHER, NET

  Interest income and other, net for the three-month period ended June 30, 2001 decreased to $139,000 from $275,000 for the same period in 2000. Interest income and other, net for the six-month period ended June 30, 2001 decreased to $372,000 from $504,000 for the same period in 2000. The decreases are due to a reduction in interest income associated with lower cash, investment balances and interest rates.

GAIN ON SALE OF NEWSWATCH, KK

  During June 2001 we sold the majority of our equity investment in NewsWatch, KK, a Japanese corporation of which we had owned 23.4% and which carried a zero balance in our consolidated assets, for $773,930.

Provision for income taxes

  The provision for income taxes for the three-month period ended June 30, 2001 decreased to $9,000 from $15,000 for the same period in 2000. The provision for income taxes for the six-month period ended June 30, 2001 decreased to $18,000 from $39,000 for the same period in 2000. Components of the provisions include state taxes due in states that do not have net operating loss carry-forwards available, foreign tax liabilities and the alternative minimum tax due under the Internal Revenue Code of 1986, as amended. We have not recorded a deferred tax benefit in the periods presented for the potential future benefit of our tax loss carry-forwards as we have concluded that it is not likely such deferred tax asset would be realized.

DISCONTINUED OPERATIONS

  In February 2000, our Board of Directors decided to sell its ownership interest in Individual.com, Inc., due to the lack of growth in revenue, increase in expenses and ongoing funding. We have reported the historical operating results of our Individual.com business segment as discontinued operations. Revenues from the discontinued operations for the three-month period ending March 31, 2001 were $0 as compared to $297,000 (for January 1, 2000 to the February 18, 2000 disposal date) for the same period in 2000. Revenues from the discontinued operations for the six-month period ending June 30, 2001 were $0 as compared to $297,000 (for January 1, 2000 to the February 18, 2000 disposal date) for the same period in 2000. Expenses from discontinued operations for the three-month period ended March 31, 2001, were $0 and $2.2 million (for January 1, 2000 to the February 18, 2000 sale date to Office.com) for the same period in 2000. Expenses from discontinued operations for the six-month period ended June 30, 2001, were $0 and $2.2 million (for January 1, 2000 to the February 18, 2000 sale date to Office.com) for the same period in 2000. Office.com, its parent WinStar New Media Company, Inc. and its parent WinStar Communications, Inc. each made voluntary filings under Chapter 11 of the U.S. Bankruptcy Code on April 18, 2001. As a result, in the first quarter of 2001, we reversed $970,000 of the previously recognized gain on the sale transaction related to the final $1 million due us from Office.com as of February 28, 2001. See Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements.

NET GAIN (LOSS) FROM CONTINUING OPERATIONS

  The net gain for the three-month period ended June 30, 2001 was $138,000, or $0.01 per share, which compares favorably to a net loss of $2.1 million, or $0.12 per share during the same period in 2000. Excluding all nonrecurring items, which include a $774,000 gain on the sale of our investment in NewsWatch, KK, $307,000 of severance related costs related to a downsizing begun in April and completed by June, and a favorable $239,000 reduction in salary expense due to implementing a new vacation carryover policy, the loss from continuing operations during the second quarter of 2001 was $568,000, or $0.03 per share. The second quarter of 2000 included two nonrecurring charges: $668,000 relating to remaining employee retention expenses under the terminated merger agreement with RoweCom and a $453,000 reversal of merger acquisition-related expenses no longer deemed necessary. Excluding these items, the second quarter of 2000 would have resulted in a loss from continuing operations of $1.8 million, or $0.10 per share. The decrease in net loss was due to lower expenses primarily within sales and marketing and cost of revenues.

  The net loss for the six-month period ended June 30, 2001 was $96,000, or $0.01 per share, which compares favorably to a net loss of $9.2 million, or $0.52 per share during the same period in 2000. Excluding all nonrecurring items, which include the reversals of $456,000 and $63,000 of accrued royalty reserves and strategy change reserves, respectively, no longer needed, a $774,000 gain on the sale of our investment in NewsWatch, KK, $307,000 of severance related costs related to a downsizing begun in April and completed by June, and a favorable $239,000 reduction in salary expense due to implementing a new vacation carryover policy, the loss from continuing operations was $1.3 million, or $0.07 per share. The first six months of 2000 also included nonrecurring charges: $2.0 million relating to retention payments, transaction costs, and expenses incurred as part of the termination of the RoweCom, Inc. acquisition, $2.1 million relating to asset write-offs and reserves associated with costs incurred in transitioning to the new strategy, and a $453,000 reversal of merger acquisition-related expenses no longer deemed necessary. Excluding these items, the first six months of 2000 would have resulted in a loss from continuing operations of $5.5 million, or $0.31 per share. The decrease in net loss was due to lower expenses primarily within sales and marketing and cost of revenues.

NET GAIN (LOSS)

  The net gain for the three months ended June 30, 2001 was $138,000, or $0.01 per share, which compares favorably to a net loss of $1.3 million or $0.08 per share during the same period in 2000. The net gain for the second quarter of 2001 includes a $774,000 gain on the sale of our investment in NewsWatch, KK, $307,000 of severance related costs related to a downsizing begun in April and completed by June and a favorable $239,000 reduction in salary expense due to implementing a new vacation carryover policy. The net loss for the second quarter of 2000 includes nonrecurring items of $668,000 of expenses related to remaining employee retention expenses under the terminated merger agreement with RoweCom, a $453,000 reversal of merger acquisition-related expenses no longer deemed necessary, and $773,000 of net gain relating to an adjustment to the sale transaction expenses from the sale of Individual.com. Excluding all nonrecurring items in both time periods, the net loss for the second quarter of 2001 was $568,000, or $0.03 per share compared to $1.8 million, or $0.10 per share, in 2000. The decrease in net loss was due to lower expenses primarily within sales and marketing and cost of revenues.

  The net loss for the six months ended June 30, 2001 was $1.1 million, or $0.06 per share, which compares favorably to a net loss of $4.8 million or $0.28 per share during the same period in 2000. The net loss for the first six months of 2001 includes a $970,000 reversal of the previously recognized net gain relating to the sale of the remaining 20% of Individual.com, a $774,000 gain on the sale of our investment in NewsWatch, KK, $307,000 of severance related costs related to a downsizing begun in April and completed by June, a favorable $239,000 reduction in salary expense due to implementing a new vacation carryover policy and the reversals of $456,000 and $63,000 of accrued royalty reserves and strategy change reserves, respectively, no longer needed. Excluding these items, the net loss for the first six months of 2001 was $547,000, or $0.03 per share compared to $5.5 million, or $0.31 per share, in 2000 which excludes total nonrecurring items of $3.6 million as well as $4.4 million of net gain from discontinued operations. The decrease in net loss was due to lower expenses primarily within sales and marketing and cost of revenues.


LIQUIDITY AND CAPITAL RESOURCES

  Our cash and cash equivalents totaled $16.8 million at June 30, 2001, as compared to $18.7 million at December 31, 2000, a decrease of $1.9 million.

  Our operations provided $238,000 of cash in the six months ended June 30, 2001. Cash from operations primarily reflects the $96,000 loss from continuing operations and the $970,000 write-off related to the final payment due from the previously recognized gain on the sale of Individual.com to Office.com. In addition, non-cash depreciation and amortization together with strong receivable collections offset decreases in accounts payable, accrued expenses and deferred revenue. Our investing activities used $2.2 million of cash primarily due to capital expenditures. Our financing activities provided $29,000 primarily from purchases of stock under our employee stock purchase plan.

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

     If the Merger with the Thomson Corporation is not completed our future business and operations could be harmed.

       If the Merger is not completed, we may be subject to the following material risks:

       .  we may be required to pay The Thomson Corporation a termination fee;

       . the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed; and we will incur significant costs related to the Merger, such as legal, accounting and some of the fees and expenses of our financial advisors, which costs must be paid even if the merger is not completed;

       . further if the Merger is terminated and NewsEdge's board of directors determines to pursue another merger or business combination, it is not certain that we will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger; and

       . in addition, while the Merger Agreement is in effect and subject to limited exceptions required by fiduciary obligations, the Company, through its officers, board of directors and advisors is generally prohibited from soliciting, initiating or knowingly encouraging or entering into extraordinary transactions, such as merger, sale of assets or other business combination with any other party other than The Thomson Corporation.

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

       Our ability to increase revenues will depend upon our ability to expand our sales force, increase sales to new customers, penetrate into our existing customer base, and successfully continue to implement our plans to provide digital content solutions to business web-sites and electronic publishing technology to publishers. In addition, as of June 30, 2001, we had an accumulated deficit of approximately $125 million. The time required for us to reach profitability is highly uncertain and we may not be able to achieve profitability on a sustained basis, if at all. As a result, it is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected. Although we experienced growth in revenues in recent years within our Content Solutions business, we may not sustain revenue growth in the future or be profitable on a quarterly or annual basis.

     Our Content Solutions operating history is limited and may not meet expectations.

       Because we commenced our strategic expansion into our Content Solutions line of business in May 2000, we have limited financial and operating data and a limited operating history relevant to this business. Accordingly, it is difficult to evaluate the prospects of these businesses. Our business models are unproven, which creates a risk that their performance will not meet the expectations of investors and that the value of our common stock will decline.

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

     We compete or may compete directly or indirectly with the following categories of companies:

       . large, well-established news and information providers such as Dow Jones, Lexis/Nexis, Pearson, and Thomson;
       .  Content providers such as Screaming-Media.com, Inc., Yellowbrix and
          WAVO;
       .  market data services companies such as ADP, Bloomberg and Bridge;
       . traditional print media companies that are increasingly searching for opportunities for on-line provision of news, including through the establishment of web sites on the Internet;

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

       A significant percentage of our customers subscribe to services provided by one or more of Press Association Inc., a subsidiary of The Associated Press, Dow Jones, The Financial Times and Thomson. Our agreements with news providers are generally for terms of one to three years, with automatic renewal unless notice of termination is provided before the end of the term by either party. These agreements may also be terminated by the provider if we fail to fulfill our obligations under the agreement. Many of these news and information providers compete with one another and, to some extent, with us. Termination of one or more significant news provider agreements would decrease the news and information which we can offer our customers and could have a material adverse effect on our business, results of
     operations and financial condition.   Additionally, our planned merger with
     The Thomson Corporation may lead one or more of our significant news providers to terminate their agreement with us based on competitive factors. Also, an increase in the fees paid to our information providers would have an adverse effect on our gross margins and results of operations.

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

       eLogic Corporation develops and licenses certain software, which enables us to deliver our Content Solutions to our customers. eLogic also acts as an application service provider in connection with the delivery of our Content Solutions service. Our arrangement with eLogic is set out in a binding term sheet, has an initial term that expires in January 2002 and is renewable by us for additional one year periods. Should eLogic terminate our license to its software or cease its role as an application service provider for our benefit, our business, results of operations and financial condition could be materially adversely affected.

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

       There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we are not infringing the intellectual property rights of others, if such claims were asserted, they may have a material adverse effect on our business, results of operations, and financial condition. In addition, inasmuch as we license the informational content that is included in our services from third parties, our exposure to copyright infringement actions may increase because we must rely upon third parties for information as to the origin and ownership of our licensed content. Although we generally obtain representations as to the origins and ownership of our licensed informational content and generally obtain indemnification to cover any breach of any such representations, such representations may not be accurate and indemnification may not adequate compensation for any breach of such representations. Additionally, a recent decision of the U.S. Supreme Court has raised uncertainty as to the ownership of certain copyrightable material produced by free-lance writers, which are frequently utilized by our information providers. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation would be costly and divert management's attention, either of which would have a material adverse effect on our business, results of operations, and financial condition. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, and prevent us from selling our services, any one of which could have a material adverse effect on our business, results of operations, and financial condition.

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

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The adoption of this interpretation did not have any effect on the accompanying financial statements.

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of June 30, 2001, we did not use derivative financial instruments for speculative, hedging or trading purposes.

Interest Rate Risk

  We maintain a short-term investment portfolio consisting of U.S. treasury notes, U.S. Government agencies and corporate bonds. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

  As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures have been related to nondollar-denominated operating expenses in Canada. The majority of our sales are denominated in U.S. dollars. We have not determined what impact, if any, the introduction of the Euro will have on our foreign exchange exposure. We are prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of June 30, 2001, the assets and liabilities related to nondollar-denominated currencies was not material.

NEWSEDGE CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders was held on May 25, 2001. Holders of an aggregate of 18,621,403 shares at the close of business on April 17, 2001 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:


PROPOSAL I.  To re-elect Messrs. Clifford M. Pollan, Peter Woodward and Michael
E. Kolowich to the Board of Directors for a three-year term.

                            Total Vote for    Total Vote Against      Abstentions from          Broker
      Director Name            Proposal           Proposal I             Proposal I            Non-votes
-----------------------------------------------------------------------------------------------------------
Clifford M. Pollan               15,858,118                59,177            N/A                  N/A
Peter Woodward                   15,861,908                55,387            N/A                  N/A
Michael E. Kolowich              15,848,833                68,462            N/A                  N/A

  Messrs., James D. Daniell and Basil P. Regan will continue to hold office until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs., Rory
J. Cowan, William A. Devereaux and Murat H. Davidson will continue to hold office until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected or until their earlier resignation or removal


PROPOSAL II. To ratify the selection of the firm of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001.

Total Vote for        Total Vote Against        Abstentions from       Broker Non-votes

----------------------------------------------------------------------------------------
    15,893,084                      12,451                     11,760         N/A

Item 6.  Exhibits and Reports Filed on Form 8-K.

6(a)        Exhibits.

                 None


6(b)   REPORTS ON FORM 8-K

                 None

                     NEWSEDGE CORPORATION AND SUBSIDIARIES



SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NEWSEDGE CORPORATION
                                                 (Registrant)



Date:  August 14, 2001                           /s/ Ronald Benanto
                                                 -----------------------
                                                 Ronald Benanto
                                                 Vice President -
                                                 Finance and CFO